Form 10QSB
period 2006-05-31
Pinewood Imports, Ltd.
filed 2006-07-11
CIK 1353972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended May 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 333-132107

Pinewood Imports, Ltd.

(Exact name of small business issuer as specified in its charter)

Nevada	20-4078899
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1611 Gate Creek Drive Pearland, TX 77258 (Address of principal executive offices)

281-648-4442
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  *Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,200,000 shares of Common Stock, as of July 6, 2006.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐    No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

 *Initial Exchange Act filing since Registration Statement (File No.: 333-132107) was declared effective on April 21, 2006.

PINEWOOD IMPORTS, LTD.

PINEWOOD IMPORTS, LTD.

Balance Sheet

May 31, 2006

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$ 40,094
Accounts receivable	21,267
Inventories	32,242
Loan due from related party	26,679
Total Current Assets	120,282

TOTAL ASSETS	$ 120,282

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Due to officer/shareholder	$ 61,988
Accrued expenses	15,119
Total Current Liabilities	77,107

STOCKHOLDERS’ EQUITY:
Preferred stock at $0.001 par value; authorized, 1,000,000 shares; no shares issued or outstanding	-
Common stock at $0.001 par value; authorized 74,000,000 shares; 10,200,000 shares issued and outstanding	10,200
Retained earnings	32,975
Total Stockholders’ equity	43,175

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 120,282

See notes to financial statements.

PINEWOOD IMPORTS, LTD.

Statements of Operations

For the Three Months Ended May 31, 2006 and 2005

(Unaudited)

	2006	2005

Revenue:
Product sales	$ 93,393	$ 53,872
Commissions	61,178	2,472
Total	154,571	56,344

Cost of revenue	91,506	22,083

Gross Margin	63,065	34,261

General and administrative	8,411	14,488
Officer compensation	27,093	18,965
Income before income taxes	27,561	808
Income taxes	6,300	-
Net Income	$ 21,261	$ 808

Basic and diluted income per share	$ *	$ *

Weighted average number of common shares outstanding	10,200,000	9,500,000

* Less than $.01 per share

See notes to financial statements.

PINEWOOD IMPORTS, LTD.

Statements of Operations

For the Six Months Ended May 31, 2006 and 2005

(Unaudited)

	2006	2005

Revenue:
Product sales	$ 282,283	$ 53,872
Commissions	63,248	58,664
Total		112,536

Cost of revenue	224,476	48,731

Gross Margin	121,055	63,805

General and administrative	48,126	24,745
Officer compensation	54,973	70,138
Income (loss) before income taxes	17,956	(31,078)
Income taxes	6,300	-
Net Income (loss)	$ 11,656	$ (31,078)

Basic and diluted loss per share	$ *	$ *

Weighted average number of common shares outstanding	10,200,000	9,500,000

* Less than $.01 per share

See notes to financial statements.

PINEWOOD IMPORTS, LTD.

Statements of Cash Flows

For the Six Months Ended May 31, 2006 and 2005

(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 11,656	$ (31,078)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Changes in net operating assets	(36,870)	(5,671)
Net Cash Used by Operating Activities	(25,214)	(36,749)

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of loan to related party	5,471	-
Loan to related party	(32,150)	-
Net Cash Used by Investing Activities	(26,679)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of shares	700	-
Repayment of loan to shareholder/officer	(1,303)	-
Loans from shareholder/officer	-	45,330
Net Cash (Used in) Provided by Investing Activities	(603)	45,330

INCREASE (DECREASE) IN CASH	(52,496)	8,581

CASH AT BEGINNING OF PERIOD	92,590	19,252
CASH AT END OF PERIOD	$ 40,094	$ 27,833

See notes to financial statements.

PINEWOOD IMPORTS, LTD.

Notes to the Financial Statements

May 31, 2006

(Unaudited)

NOTE 1 -  BASIS OF PRESENTATION

The accompanying interim financial statements for the three and six-month periods ended May 31, 2006 and 2005 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form SB-2.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 2 - STOCKHOLDERS’ EQUITY

On December 2, 2005, 700,000 shares of the Company’s common stock were sold to 39 shareholders, including 50,000 shares sold to an officer of the Company, at $.001 per share.

NOTE 3 – LOAN DUE FROM RELATED PARTY

The loan due from a related party, which had an initial balance of $32,150, was entered into on February 1, 2006 and is due from an entity affiliated with the Company’s Secretary/Treasurer. It is unsecured, due on February 1, 2007 and bears interest at the rate of 5% per annum.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN

OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” “should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and/or other public communications.

Operations

We were incorporated as a limited liability company in November 2002 and converted into a corporation in August 2005. Our revenue generating activities are in two areas:

•

Direct sales of wood products used for door frames; and

•

Commission income by referring sales of these products directly to the manufacturer.

Direct Sales: All products are purchased from and all commission sales are referred to Reflorestadores Unidos, S.A., an unaffiliated Brazilian company. Currently, most sales are made to a relatively limited number of customers consisting of other brokers, door manufacturers, and mills. We had three customers which accounted for a substantial portion of our product sales for the six months ended May 31, 2006 (Customer A – 37%; Customer B – 16%, Customer C - 11%). For the year ended November 30, 2004, four customers comprised all of our product sales revenue (Customer A -14%; Customer D - 29%, Customer  E - 13%, Customer F - 44%, ). None of these companies are affiliated with us.

Commission Income:  Commissions from sales to customers referred to Reflorestadores Unidos, S.A. for the six months ended May 31, 2006 constituted 18% of our operating revenue. Commissions from sales to customers referred to Reflorestadores Unidos, S.A. for the six months ended May 31, 2005 constituted 52% of our operating revenue.

We anticipate that we will rely on a small number of customers for the indefinite future. We believe that reasonable potential exists to increase our levels of sales to these customers, although there is no way of predicting the amount or likelihood of potential sales increases. There is no assurance that these customers will provide us with sufficient levels of revenue to generate profits or even to sustain operations or that, in the event that we lose our relationship with these customers, that the revenue lost could be replaced.

A summary of operations for the six-month periods ended May 31, 2006 and 2005 follows:

	2006	2005

Revenue:
Product sales	$ 282,283	$ 53,872
Commissions	63,248	58,664
Total		112,536

Cost of revenue	224,476	48,731

Gross Margin	121,055	63,805

General and administrative	48,126	24,745
Officer compensation	54,973	70,138
Income (loss) before income taxes	17,956	(31,078)

The periods are not comparable to each other because we had substantially higher sales in 2006 with a lower percentage of commission revenue. The higher level of sales resulted from our higher level of resources enabling us to arrange for a greater level of purchases.

Our general and administrative expenses increased in 2006 because of our higher level of operations, increased travel and higher professional fees. The availability of cash was the principal factor in providing the level of officer compensation. We would anticipate that our officer compensation level will vary based on the level of cash generated by operations and our other cash requirements. In 2005, our president received a higher level of compensation but also made loans to us of $45,330 during the same period.

Liquidity

Pinewood does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available. We do not believe that we need funding to undertake our operations at our current level because we do not have a capital intensive business. Our business principally involves contacting prospective customers, principally by telephone or at tradeshows. We do not need any equipment other than a small computer and telephone, or to maintain significant amounts of inventory. Private capital, if sought, will be sought from former business associates of our founder or private investors referred to us by those business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurances, we will use shares to compensate employees/consultants and independent contractors wherever possible.

We have become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. We are subject to the reporting requirements of the Exchange Act of '34 and will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts. We will reduce the compensation levels paid to our president if there is insufficient cash generated from operations to satisfy these costs.

There are no current plans to seek private investment.  We do not have any current plans to raise funds through the sale of securities.  We hope to be able to use our status as a public company to enable us to use noncash means of settling obligations and compensate persons and/or firms providing services or products to us, although there can be no assurances that we will be successful in any of those efforts.  Issuing shares of our common stock to such persons instead of paying cash to them would enable us to perform (more and larger engagements) and use the cash obtained from those engagements to operate and expand our business.  Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals.  To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf.

In December 2005, Pinewood sold 700,000 shares of its common stock to 39 people for $700.  The sale of such shares was not specifically or solely intended to raise financing since the funds raised were de minimis.  It was also intended to get relatives and/ our business associates of management involved in our business.  Although these stockholders have no obligation to provide any services to us, management hopes that these new stockholders and their families may provide us with valuable services such as recommending our services and providing us with business advice in any areas of expertise or knowledge that they may have that can be of value and assistance to us.

Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with our annual report for the year ended November 30, 2007, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

▪

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

▪

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;

▪

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

▪

that our independent accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is also required to be filed.

In December 2004, the FASB issued FASB SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard became effective for the Company on December 15, 2005. The Company has not yet assessed the impact on future operations of adopting this new standard.

The FASB also issued FASB Statement No. 154 (SFAS 154) which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. It is not believed that this will have an impact on the Company in the foreseeable future as no accounting changes are anticipated.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the financial statements and actual results could differ from the estimates and assumptions.

Seasonality

Typically, the demand for building and wood products is greatest during the summer months and lowest during winter months, especially in the northern and Midwestern states.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3

CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-QSB, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company’s Chief Executive and Chief Financial Officer (one person, our President). Based on that evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive And Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive And Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pinewood Imports, Ltd.
(Registrant)

/s/ Keith S. Barton
Keith S. Barton
Title: President and Chief Financial Officer

July 11, 2006