Form 10QSB
period 2006-08-31
Mill Basin Technologies, Ltd.
filed 2006-10-03
CIK 1353972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended August 31, 2006

☐  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 333-132107

Mill Basin Technologies, Ltd.

 (Exact name of small business issuer as specified in its charter)

Nevada	20-4078899
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

850 Third Avenue, Suite 1801, New York, NY 10022
(Address of principal executive offices)

(646) 218-1400
(Issuer's telephone number)

Pinewood Imports, Ltd., 1611 Gate Creek Drive, Pearland, TX 77258
(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,150,000 shares of Common Stock, as of September 13, 2006.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☒    No ☐

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

MILL BASIN TECHNOLOGIES, LTD.

MILL BASIN TECHNOLOGIES, LTD.

(formerly Pinewood Imports, Ltd.)

Balance Sheet

August 31, 2006

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$8,310
Accounts receivable	64,051
Inventories	31,400
Loan due from related party	17,179
Total Current Assets	120,940

TOTAL ASSETS	$120,940

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Due to officer/shareholder	$34,823
Note payable	29,739
Accounts payable	8,400
Accrued expenses	40,983
Total Current Liabilities	113,945

STOCKHOLDERS’ EQUITY:
Preferred stock at $0.001 par value; authorized, 1,000,000 shares; no shares issued or outstanding	-
Common stock at $0.001 par value; authorized 74,000,000 shares; 10,150,000 shares issued and outstanding	10,150
Accumulated deficit	(3,155)
Total Stockholders’ equity	6,995

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$120,940

See notes to financial statements.

MILL BASIN TECHNOLOGIES, LTD.

(formerly Pinewood Imports, Ltd.)

Statements of Operations

For the Three Months Ended August 31, 2006 and 2005

(Unaudited)

		2006		2005

Revenue:
Product sales		$203,752		$35,264
Commissions		20,823		92,791
Total		224,575		128,055

Cost of revenue		149,594		70,933

Gross margin		74,981		57,122

General and administrative		61,707		23,910
Officer compensation		23,462		14,160
Income (loss) before income taxes (benefit)		(10,188)		19,052
Income taxes (benefit)		(6,300)		-
Net (income) loss		$(3,888)		$19,052

Basic and diluted loss per share	$	*	$	*

Weighted average number of common shares outstanding		10,192,391		9,500,000

* Less than $.01 per share

See notes to financial statements.

MILL BASIN TECHNOLOGIES, LTD.

(formerly Pinewood Imports, Ltd.)

Statements of Operations

For the Nine Months Ended August 31, 2006 and 2005

(Unaudited)

		2006		2005

Revenue:
Product sales		$486,035		$89,136
Commissions		84,071		151,455
Total		570,106		240,591

Cost of revenue		406,312		119,664

Gross margin		163,794		120,927

General and administrative		109,833		48,655
Officer compensation		78,435		84,298
Loss before income taxes		(24,474)		(12,026)
Income taxes		-		-
Net loss		$(24,474)		$(12,026)

Basic and diluted loss per share	$	*	$	*

Weighted average number of common shares outstanding		10,189,837		9,500,000

* Less than $.01 per share

See notes to financial statements.

MILL BASIN TECHNOLOGIES, LTD.

(formerly Pinewood Imports, Ltd.)

Statements of Cash Flows

For the Nine Months Ended August 31, 2006 and 2005

(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,474)	$(12,026)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in net operating assets	(44,548)	(39,268)
Net Cash Used by Operating Activities	(69,022)	(51,294)

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of loan to related party	14,971	-
Loan to related party	(32,150)	-
Net Cash Used by Investing Activities	(17,179)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	700	-
Repurchase of common stock	(50)
Note payable	29,739
Repayment of loan to shareholder/officer	(28,468)	-
Loans from shareholder/officer	-	64,050
Total	1,921	64,050

INCREASE (DECREASE) IN CASH	(84,280)	12,756

CASH AT BEGINNING OF PERIOD	92,590	19,252
CASH AT END OF PERIOD	$8,310	$32,008

See notes to financial statements.

MILL BASIN TECHNOLOGIES, LTD.

(formerly Pinewood Imports, Ltd.)

Notes to the Financial Statements

August 31, 2006

(Unaudited)

NOTE 1 -  BASIS OF PRESENTATION

The accompanying interim financial statements for the three and nine-month periods ended August 31, 2006 and 2005 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form SB-2.

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

NOTE 2 – NOTE PAYABLE

The Company has a line of credit with a bank under which it may borrow up to $75,000. Loans under the line of credit are due on demand, bear interest at the prime rate, per annum, and are guaranteed by the officer/shareholder.

NOTE 3 - STOCKHOLDERS’ EQUITY

On August 18, 2006, the Company repurchased and retired 50,000 shares of its common stock from five stockholders for $50.

NOTE 4 – SUBSEQUENT EVENT

On September 1, 2006, Keith S. Barton and Michelle M. Barton, principal stockholders of Mill Basin Technologies, Ltd. (then known as Pinewood Imports, Ltd.; the “ Company”) and 33 other stockholders, as sellers (each a  “ Seller” and collectively, the “Sellers”), entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Harborview Master Fund LP  and Diverse Trading Ltd., as purchasers (each a “Purchaser” and collectively the “Purchasers”). Pursuant to the terms of the Securities Purchase Agreement, the Sellers sold an aggregate of 10,044,600 shares of the Company’s common stock (the “Shares”), representing 98.96% of the outstanding shares. All proceeds were paid to the Sellers. No proceeds were paid to the Company.

On September 1, 2006, Keith S. Barton and Michelle M. Barton, who had been officers and directors of the Company resigned from those positions.

By Board action on September 1, 2006, Richard Rosenblum, who had been elected as a director of the Company prior to the Closing, was elected as President, Chief Executive Officer and Chief Financial Officer of the Company, and David Stefansky was elected as Secretary of the Company and as a director of the Company. Richard Rosenblum and David Stefansky are principals of the general partner of Harborview, one of the Purchasers. Neither of them has an employment agreement with the Company.

The Board of Directors authorized the Company to discontinue its business operations as conducted prior to the Closing of the transactions which were the subject of that Securities Purchase Agreement and to transfer such operations and the assets relating thereto to Keith S. Barton, former officer, director and stockholder of the Company, in consideration of Mr. Barton’s assuming all of the liabilities relating to such operations and assets.  The transfer to Mr. Barton and his assumption of the liabilities were effected on September 5, 2006. Mr. Barton and his wife, Michelle M. Barton, a former officer and director of the Company, indemnified the Company against any loss or expense relating to the transferred operations or assets and also released the Company from any claims which either of them may have had against the Company. Mr. Barton will have the right to use the name “Pinewood Imports, Ltd.” or any similar name in the conduct of the transferred business operations.

On September 6, 2006, the Company filed an amendment of its certificate of incorporation changing the Company’s name to “Mill Basin Technologies, Ltd.”

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

General

On September 1, 2006, Keith S. Barton and Michelle M. Barton, principal stockholders of Mill Basin Technologies, Ltd. (then known as Pinewood Imports, Ltd.; the “ Company” ) and 33 other stockholders, as sellers (each a  “ Seller” and collectively, the “Sellers” ), entered into a Securities Purchase Agreement (the “ Securities Purchase Agreement” ) with Harborview Master Fund LP  and Diverse Trading Ltd., as purchasers (each a “Purchaser” and collectively the “Purchasers”). Pursuant to the terms of the Securities Purchase Agreement, the Sellers sold an aggregate of 10,044,600 shares of the Company’s common stock (the “Shares”), representing 98.96% of the outstanding shares. All proceeds were paid to the Sellers. No proceeds were paid to the Company.

The Board of Directors authorized the Company to discontinue its business operations as conducted prior to the Closing of the transactions which were the subject of that Securities Purchase Agreement and to transfer such operations and the assets relating thereto to Keith S. Barton, former officer, director and stockholder of the Company, in consideration of Mr. Barton’s assuming all of the liabilities relating to such operations and assets.  The transfer to Mr. Barton and his assumption of the liabilities were effected on September 5, 2006. Mr. Barton and his wife, Michelle M. Barton, a former officer and director of the Company, indemnified the Company against any loss or expense relating to the transferred operations or assets and also released the Company from any claims which either of them may have had against the Company.

Mr. Barton will have the right to use the name “Pinewood Imports, Ltd.” or any similar name in the conduct of the transferred business operations.

Liquidity

As of September 6, 2006, the Company discontinued its operations and had no assets or liabilities. Mill Basin does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available.

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

▪

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

▪

that our independent accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is also required to be filed

In December 2004, the FASB issued FASB SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard became effective for the Company on December 15, 2005. The Company has not yet assessed the impact on future operations of adopting this new standard.

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

See Form 8K filed on September 7, 2006

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

Mill Basin Technologies, Ltd.

(Registrant)

/s/ Richard Rosenblum

Richard Rosenblum

Title: President Chief Executive Officer and  Chief Financial Officer

September 29, 2006