Form 10QSB
period 2007-02-28
Mill Basin Technologies, Ltd.
filed 2007-04-12
CIK 1353972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended February 28, 2007

☐ TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 333- 132056

Mill Basin Technologies, Ltd.
(Exact name of small business issuer as specified in its charter)

Nevada	20-4078899

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

850 Third Avenue, Suite 1801 New York, NY 10022 (Address of principal executive offices) (Zip Code)

(646) 218-1400
(Issuer's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,150,000 shares of Common Stock, as of March 30, 2007.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☒   No ☐

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

MILL BASIN TECHNOLOGIES, LTD.

MILL BASIN TECHNOLOGIES, LTD.

Balance Sheet
February 28, 2007

ASSETS

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$26,000
Total Current Liabilities	26,000

STOCKHOLDERS’ DEFICIT:
Preferred stock at $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-

Common stock at $0.001 par value; 74,000,000 shares authorized; 10,150,000 shares issued and outstanding	10,150

Accumulated deficit	(36,150)
Total Stockholders’ Deficit	(26,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-

See accompanying notes to the financial statements.

MILL BASIN TECHNOLOGIES, LTD.

Statements of Operations
For the Three Months Ended February 28, 2007 and 2006

	2007	2006

General and administrative	$1,000	$-
Loss from continuing operations before income taxes	(1,000)	-

Income taxes	-	-
Loss from continuing operations	(1,000)	-

Loss from discontinued operations, net of tax	-	(9,605)
Net loss	$(1,000)	$(9,605)
Loss per share - basic and diluted
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)
	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	10,150,000	10,200,000

See accompanying notes to the financial statements.

MILL BASIN TECHNOLOGIES, LTD.

Statements of Cash Flows
For the Three Months Ended February 28, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (1,000)	$ (9,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in net operating assets	1,000	(22,824)
Net Cash Used in Operating Activities	-	(32,429)

CASH FLOWS FROM INVESTING ACTIVITIES:

Loan to related party		(32,150)
Net Cash Used in Investing Activities	-	(32,150)

CASH FLOWS FROM FINANCING ACTIVITIES

Sale of common stock	-	700
Repayments to stockholder/officer	-	(489)
Net Cash Provided by Financing Activities	-	211

DECREASE IN CASH	-	(64,368)

CASH AT BEGINNING OF PERIOD	-	92,590
CASH AT END OF PERIOD	$-	$28,222

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Income taxes	$-	$-

See accompanying notes to the financial statements.

MILL BASIN TECHNOLOGIES, LTD.

Notes to the Financial Statements
February 28, 2007
(Unaudited)

NOTE 1 - ORGANIZATION

Mill Basin Technologies, Ltd. ("Registrant" or "the Company") is currently an inactive company seeking merger and business operations opportunities. Since September 5, 2006 the Company has ceased operations, and all previous business activities have been discontinued. The Company has no subsidiaries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended February 28, 2007 are not necessarily indicative of the results that may be expected for the year ending November 30, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2006.

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

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At February 28, 2007, the Company is currently inactive, and is now a blind pool company seeking merger opportunities. Since September 5, 2006 the Company has ceased operations, and all previous business activities have been discontinued. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to find a merger candidate. The financial statements do not include any adjustments related to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Operations and Liquidity

As of September 6, 2006, the Company discontinued its operations and currently has no assets and minimal liabilities. Mill Basin does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available.

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

Critical Accounting Policies

The preparation of financial statements and related notes in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to restructuring and impairments and contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

ITEM 3

CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management and our board of directors, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2007. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were of limited effectiveness at the reasonable assurance level at such date.

(b) Changes in Internal Controls. There was no change in the Company’s internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to affect the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive And Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 - Chief Executive And Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILL BASIN TECHNOLOGIES, LTD.
(Registrant)

By:	/s/ Richard Rosenblum
Richard Rosenblum
Title: President, Chief Executive Officer and
Chief Financial Officer

April 11, 2007