Form 10QSB
period 2007-08-09
Mill Basin Technologies, Ltd.
filed 2007-08-14
CIK 1353972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

Commission File Number 333-132056

Huiheng Medical, Inc.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada (State or other Jurisdiction of Incorporation or Organization)	20-4078899 (I.R.S. Employer Identification No.)

No. 506, Block B, Yingdali Digital Park, Hongmian Road,
Futian Free Trade Zone, Shenzhen, P.R. China 518038
(Address of Principal Executive Office)

86-25331511
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 10, 2007, 13,450,000 shares of common stock, no par value per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Page

Part I: Financial Information:

Item 1 - Financial Statements (Unaudited):	2

Item 2 - Management’s Discussion and Analysis or Plan of Operation	16

Item 3 - Controls and Procedures	25

Part II. Other Information

Item 6 - Exhibits	26

Signatures	27

ITEM 1. FINANCIAL STATEMENTS.
HUIHENG MEDICAL, INC.

(FORMERLY MILL BASIN TECHNOLOGIES, LTD.)

JUNE 30, 2007

(UNAUDITED)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)
Consolidated Balance Sheets at June 30, 2007	2

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2007 and 2006	3

Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2007	4

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006	5

Notes to the Consolidated Financial Statements	6 to 15

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY MILL BASIN TECHNOLOGIES, LTD.)
CONSOLIDATED BALANCE SHEET
June 30, 2007

(Unaudited)

	Huiheng Medical, Inc. (Formerly Mill Basin Technologies, Ltd.)	Allied Moral Holdings, Ltd. and Subsidiaries			Eliminating	CONSOLIDATED
ASSETS

CURRENT ASSETS:
Cash	$-	$1,022,226			$-	$1,022,226
Accounts receivable, net of allowance for doubtful accounts of $ 4,558	-	5,274,685			-	5,274,685
Inventories	-	1,000,371			-	1,000,371
Due from a related party	-	714,398			-	714,398
Current portion of deferred income tax assets	-	24,869			-	24,869
Prepayments and other current assets	-	4,939,110			-	4,939,110

Total Current Assets	-	12,975,659			-	12,975,659

INVESTMENT IN AN AFFILIATE	-	43,487			-	43,487

PROPERTY AND EQUIPMENT, net	-	425,993			-	425,993

INTANGIBLE ASSETS, net	-	881,978			-	881,978

DEFERRED INCOME TAX ASSETS, net of current portion	-	-			-	-

Total Assets	$-	$14,327,117			$-	$14,327,117

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$-	$535,836			$-	$535,836
Due to related parties	-	112,276			-	112,276
Income tax payable	-	14,627			-	14,627
Accrued expenses and other current liabilities	26,000	2,155,144			-	2,181,144

Total Current Liabilities	26,000	2,817,883			-	2,843,883

MINORITY INTEREST	-	1,078,273			-	1,078,273

Total Liabilities	26,000	3,896,156			-	3,922,156

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value; 1,000,000 shares authorized;
Series A 7% convertible preferred stock, $.001 par value; 300,000 shares authorized; 266,666 shares issued and outstanding with liquidation preference of $9,999,975	267	26,667	(a	)	(26,667)	267
Common stock, $.001 par value; 74,000,000 shares authorized;23,150,000 shares issued and 13,450,000 shares outstanding	23,150	130,000	(b	)	(130,000)	23,150

Additional paid-in capital	(39,717)	8,024,998	(a)(b	)	156,667	8,141,948
Treasury stock, 9,700,000 shares at $0.001 par value	(9,700)					(9,700)
Retained earnings (accumulated deficit)	-	2,086,114				2,086,114
Accumulated other comprehensive income
Foreign currency translation gain	-	163,182			-	163,182

Total Stockholders' Equity	(26,000)	10,430,961			-	10,404,961

Total Liabilities and Stockholders' Equity	$-	$14,327,117			$-	$14,327,117

See accompanying notes consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY MILL BASIN TECHNOLOGIES, LTD.)
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended June 30,					For The Six Months Ended June 30,
	2007	2006	change	%	comments	2007	2006	change	%	comments
NET REVENUES	$4,635,872	$2,580,002	$2,055,870	79.7%		$8,565,724	$6,498,201	$2,067,523	31.8%	acquisitions

COST OF GOODS SOLD	1,004,800	659,758	345,042	52.3%		2,122,195	1,730,372	391,823	22.6%	acquisitions

GROSS PROFIT	3,631,072	1,920,244	1,710,828			6,443,529	4,767,829	1,675,700		acquisitions
								81.0%
OPERATING EXPENSES:
Selling expenses	29,934	16,011	13,923	87.0%		42,196	36,723	5,473	14.9%	acquisitions
General and administrative	428,380	279,997	148,383	53.0%		749,957	511,859	238,098	46.5%	r&d finished
Research and development	12,417	26,098	(13,681)	-52.4%		43,702	39,696	4,006	10.1%	acquisitions

Total Operating Expenses	470,731	322,106	148,625	46.1%		835,855	588,278	247,577	42.1%	stock based comp

INCOME FROM OPERATIONS	3,160,341	1,598,138	1,562,203	97.8%		5,607,674	4,179,551	1,428,123	34.2%	stock based comp

OTHER INCOME (EXPENSE):
Interest income (expense), net	2,612	447	2,165	484.3%		3,750	510	3,240	635.3%	im
Equity in earnings of an affiliate	(23,850)	10,149	(33,999)	0.0%		(21,557)	5,435	(26,992)	0.0%	-

Total Other Income (Expenses)	(21,238)	10,596	(31,834)	-300.4%		(17,807)	5,945	(23,752)	-399.5%	interest expense

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	3,139,103	1,608,734	1,530,369	95.1%		5,589,867	4,185,496	1,404,371	33.6%	interest expense

INCOME TAXES	236,031	251,164	(15,133)	0.0%		523,278	618,698	(95,420)	0.0%	-

INCOME BEFORE MINORITY INTEREST	2,903,072	1,357,570	1,545,502	113.8%		5,066,589	3,566,798	1,499,791	42.0%	im

MINORITY INTEREST	125,086	(10,386)	135,472	-1304.4%		112,583	38,074	74,509	195.7%	acquisitions

NET INCOME	2,777,986	1,367,956	1,410,030	103.1%		4,954,006	3,528,724	1,425,282	40.4%	above factors

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	90,960	12,817	78,143	609.7%		167,880	7,890	159,990	2027.8%	rmb floated on 07/21/05

COMPREHENSIVE INCOME	$2,868,946	$1,380,773	$1,488,173	107.8%		$5,121,886	$3,536,614	$1,585,272	44.8%	above factors

NET INCOME PER COMMON SHARE
- Basic	$0.21	$0.11				$0.38	$0.27
- Diluted	$0.17	$0.09				$0.31	$0.23

Weighted Common Shares Outstanding
- Basic	13,227,475	13,000,000				13,114,345	13,000,000
- Diluted	15,894,135	15,666,660				15,781,005	15,666,660

See accompanying notes consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
(FORMERLY MILL BASIN TECHNOLOGIES, LTD.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2007

	Series A 7% Preferred Stock $.001 Par Value		Common Stock, $.001 Par Value		Treasury Stock		Additional		Foreign Currency	Total
	Number of		Number of		Number of		Paid-in	Retained	Translation	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Gain	Equity
Balance, December 31, 2006	266,666	267	13,000,000	13,000	-	-	(1,590,821)	712,279	(4,698)	(869,973)

Issuance of common stock pursuant to
share exchange agreement			10,150,000	10,150	-	-	(36,150)	-	-	(26,000)

Contribution of common shares
as treasury shares	-	-	(9,700,000)	(9,700)	9,700,000	-	9,700	-	-	-

Comprehensive income:
Net income							-	4,954,006		4,954,006
Foreign currency translation gain									167,880	167,880

Total comprehensive income										5,121,886

Contribution to capital							9,759,219		-	9,759,219

Distribution								(3,580,171)	-	(3,580,171)

Balance, June 30, 2007	266,666	$267	13,450,000	$13,450	9,700,000	$-	$8,141,948	$2,086,114	$163,182	$10,404,961

See accompanying notes consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended
	June 30,
	2007				2006
	Huiheng Medical, Inc.	Allied Moral			Huiheng Medical, Inc.	Allied Moral
	(Formerly Mill Basin	Holdings, Ltd.			(Formerly Mill Basin	Holdings, Ltd.
	Technologies, Ltd.)	and Subsidiaries	Eliminating	CONSOLIDATED	Technologies, Ltd.)	and Subsidiaries	Eliminating	CONSOLIDATED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$-	$4,954,006	$-	$4,954,006	$-	$3,528,724	$-	$3,528,724
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation		73,076		73,076		76,939		76,939
Amortization		36,576		36,576		112,838		112,838
Minority interest		112,583		112,583		38,143		38,143
Equity in (income) loss of an affiliate		21,557		21,557		(5,444)		(5,444)
Changes in assets and liabilities:				-				-
Accounts receivable		(2,558,526)		(2,558,526)		4,560,124		4,560,124
Inventories		665,305		665,305		(208,205)		(208,205)
Prepayments and other current assets		(2,082,270)		(2,082,270)		(40,248)		(40,248)
Advances from (to) unrelated parties		(173,165)		(173,165)		116,083		116,083
Accounts payable		(118,248)		(118,248)		(107,651)		(107,651)
Income tax payable		(834,092)		(834,092)		347,541		347,541
Accrued expenses and other current liabilities	-	726,619	-	726,619	-	(1,641,168)	-	(1,641,168)

NET CASH USED IN OPERATING ACTIVITIES	-	823,421	-	823,421	-	6,777,676	-	6,777,676

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(53,227)	-	(53,227)	-	(11,169)	-	(11,169)

NET CASH USED IN INVESTING ACTIVITIES	-	(53,227)	-	(53,227)	-	(11,169)	-	(11,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution to capital		6,330,030		6,330,030				-
Repayment of advances to related parties	-	(6,466,281)	-	(6,466,281)	-	(1,520,334)	-	(1,520,334)
Dividend				-		(5,128,654)		(5,128,654)

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	(136,251)	-	(136,251)	-	(6,648,988)	-	(6,648,988)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	50,244	-	50,244	-	15,396	-	15,396

NET DECREASE IN CASH	-	684,187	-	684,187	-	132,915	-	132,915

CASH at beginning of period	-	338,039	-	338,039	-	136,608	-	136,608

CASH at end of period	$-	$1,022,226	$-	$1,022,226	$-	$269,523	$-	$269,523

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-	$-	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-	$-	$-	$-	$-

See accompanying notes consolidated financial statements.

HUIHENG MEDICAL, INC.
(FORMERLY MILL BASIN TECHNOLOGIES, LTD.)
Notes to the Consolidated Financial Statements
June 30, 2007
(UNAUDITED)

NOTE 1 - ORGANIZATION AND OPERATIONS

Huiheng Medical, Inc. (formerly Mill Basin Technologies, Ltd.) (the “Company”, “Huiheng” or “Registrant”) was incorporated as a limited liability company in November 2002 under the name of Pinewood Imports, Ltd. and was converted into a corporation, incorporated in the State of Nevada, on August 29, 2005. The Company imported molding and door component products, such as framing materials, made from pine wood from Brazil. The imported products were sold to retailers and/or distributors serving the residential building distribution industry throughout the United States and Canada. The Company served as a representative for Brazilian products and received commissions on sales arranged by the Brazilian company.

On September 1, 2006, the principal stockholders of the Company and 33 other stockholders, sold an aggregate of 10,044,600 shares of the Company’s common stock (the “Shares”), representing 98.96% of the outstanding shares. All proceeds were paid to the Sellers. No proceeds were paid to the Company.

On September 6, 2006, the Company filed an amendment of its certificate of incorporation changing the Company’s name to “Mill Basin Technologies, Ltd.” (“Mill Basin”). Since September 5, 2006 the Company has ceased operations, and all previous business activities have been discontinued.

Merger of Allied Moral Holdings Limited

On May 15, 2007, under a share exchange agreement (“Share Exchange”), the Company issued (i) an aggregate of 13,000,000 shares of common stock, at $0.001 par value, (ii) an aggregate of 266,666 shares of Series A 7% convertible preferred stock, at $0.001 par value and will issue (iii) an aggregate of up to 1,238,100 shares of Common Stock (the “Incentive Shares”) payable to the holders of Allied Moral Holdings Limited (“Allied”) and (iv) contingent consideration up to 361,900 shares of ordinary shares (the “Contingent Shares”) to Chardan Capital, in the event the Company achieves the After Tax Profit targets, as defined in the agreement for the acquisition of all of the outstanding capital stock of Allied Moral Holdings Limited (“Allied”), a company with limited liability incorporated in the British Virgin Islands on July 26, 2006. As a precondition to the Share Exchange, certain stockholders contributed 9,700,000 shares of the Company's common stock to the treasury stock immediately prior to the Share Exchange. The number of Common Stock issued to the shareholders of Allied Moral represented approximately 96.65% of the issued and outstanding shares of the Company’s common stock or 97.21% on a fully diluted basis immediately after the Share Exchange. The merger between the Company and Allied has been accounted for as a reverse acquisition under the purchase method of accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. For financial accounting purposes, the exchange of stock will be treated as a recapitalization of the Company with the former shareholders of Huiheng retaining 450,000 shares of common stock or approximately 3.35% of the outstanding common stock or 2.79% on a fully diluted basis.

Additionally, as part of the Merger, the Company amended its Articles of Incorporation, whereby it has changed its name to Huiheng Medical, Inc. Further, the Company’s prior management resigned their respective positions with the Company and was replaced by management of Allied.

The Company now owns 100% of the issued and outstanding stock of Allied, which was incorporated in the British Virgin Islands on July 26, 2006. Allied, holds 100% of the issued and outstanding stock of Tibet Changdu Huiheng Development Co., Ltd. (formerly Tibet Changdu Shengfeng Industry Development Co., Ltd.) (“Tibet Changdu”), which in turn owns 100% of the issued and outstanding stock of Wuhan Kangqiao Medical New Technology Co., Ltd. (“Wuhan Medical”), 75% of the issued and outstanding stock of Shenzhen Hyper Technology Co., Ltd (“Shenzhen Hyper”) and 50% of the issued and outstanding stock of Beijing Yuankang Kbeta Nucleus Technology Co., Ltd. (“Beijing Kbeta”). Tibet Changdu, Wuhan Medical, Shenzhen Hyper and Beijing Kbeta are all People's Republic of China (“PRC”) corporations. The Company and its subsidiaries are collectively referred to as the “Group”.

Allied, through its operating subsidiaries in the People's Republic of China, designs, develops, manufactures, sales and services radiation therapy medical equipment used for the treatment of cancer. Allied's customers are currently located in China only.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended November 30, 2006 and notes thereto contained in Form 8-K/A as filed with the Securities and Exchange Commission on May 17, 2007. Interim results are not necessarily indicative of the results for the full year.

In a reverse acquisition all accounting history becomes, that of the accounting acquirer, therefore all historical information prior to the acquisition is that of Allied. The shares issued to the shareholders of Allied have been stated retroactively. The reverse merger adjustment is therefore all the shares held by Mill Basin shareholders prior to the acquisition.

The consolidated financial statements include all accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material inter-company balances and transactions have been eliminated.

Summary of significant accounting policies

Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash equivalents

The Group considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Trade accounts receivable

Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts and sales returns and trade discounts and value added tax. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in general and administrative expenses.

Outstanding account balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Group does not have any off-balance-sheet credit exposure to its customers.

Inventories

The Group values inventories, consisting of work in process and raw materials, at the lower of cost or market. Cost is determined on the weighted average cost method. Cost of work in progress and finished goods comprises direct materials, direct production cost and an allocated portion of production overhead.

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation or amortization. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to general and administrative expenses as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives ranging from three to twenty years. Building improvements, if any, are amortized on a straight-line basis over the estimated useful life, whichever is shorter. Depreciation of property and equipment are stated at cost less accumulated depreciation or amortization. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations. The estimated useful lives of the assets are as follows:

Estimated Life
Building improvements	3 to 5
Buildings	20
Production equipment	3 to 5
Furniture fixtures and office equipment	3 to 5
Motor vehicles	5 to 10

Intangible assets

Intangible assets were contributed to the Group and are stated at cost, representing the fair value at the time of contribution by minority owner of a subsidiary. Fair value was supported by cash contributed contemporaneously by another investor. Cost is net of accumulated amortization and impairment losses. Amortization expense is recognized on the straight-line basis over the estimated respective useful lives of these intangible assets as follows:

Estimated Life
Patented technology	20
Software	5

Investment in an affiliate

The Company owns 50% equity interest of Beijing Kbeta and is accounted for used the equity method of accounting because the Company has the ability to exercise significant influence over the investee, but does not have a controlling financial interest.

If circumstances indicate that the carrying value of the Group’s investment in Beijing Kbeta may not be recoverable, the Group would recognize an impairment loss by writing down its investment to its estimated net realizable value if management concludes such impairment is other than temporary.

Impairment of long-lived assets

Long-lived assets, which include property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet. At June 30, 2007 and 2006, the Group determined that there was no impairment of value.

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, trade accounts receivable, current income tax assets, prepayments and other current assets, accounts payable, income taxes payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments and market rates of interest.

Revenue recognition

The Group generates revenue primarily from sales of medical equipment and provision of maintenance and support services. Revenue is recognized as follows:

The Group recognizes revenue when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. The sales price of the medical equipment includes the training and installation services. These services are ancillary to the purchase of medical equipment by customers and are normally considered by the customers to be an integral part of the acquired equipment. As the delivered items (training and installation services) do not have determinable fair values, the Group recognizes revenue for the entire arrangement upon customer acceptance, which occurs after delivery and installation.

In the PRC, value added tax ("VAT") of 17% on invoice amount is collected in respect of the sales of goods on behalf of tax authorities. The VAT collected is not revenue of the Group; instead, the amount is recorded as a liability on the balance sheet until such VAT is paid to the authorities.

Pursuant to the laws and regulations of the PRC, Shenzhen Hyper is entitled to a refund of VAT on the sales of self-developed software embedded in medical equipment. The VAT refund represents the amount of VAT collected from customers and paid to the authorities in excess of 3% of relevant sales. The amount of VAT refund is calculated on a monthly basis. As the refund relates directly to the sale of self-developed software that is embedded in the Group’s products, the Group recognizes the VAT refund at the time the product is sold. The amount is included in the line item "Revenues, net" in the consolidated statements of income and is recorded on an accrual basis.

Pursuant to the document dated December 16, 2004 with No.173 issued by Tibet Finance Bureau, the profits tax payment of Tibet Changdu in excess of RMB 900,000 for a year will be refundable by Tibet Finance Bureau. The 31% and 38.75% of business tax payment and value added tax payment respectively for a year will be refundable by Tibet Finance Bureau provided that the business tax payment and value added tax payment should be arrived at RMB 1 million and RMB 1.5 million for a year respectively. Such tax incentive policy will be valid for five(5) years from the year of commencement of tax refund.

The medical equipment sold by the Group has embedded self-developed software. In all cases, the medical equipment is marketed and sold based on its performance and functionality as a whole. The self-developed software is not sold on a stand alone basis.

Tibet Changdu also provides comprehensive post-sales services to certain distributors for medical equipment used by hospitals. These contracts are negotiated and signed independently and separately from the sales of medical equipments. According to the agreements, Tibet Changdu provides comprehensive services including exchange of cobalt, training to users of the medical equipment, maintenance of medical equipment, upgraded software and consulting. Fees for the services are recognized under the straight-line method over the life of the contract.

Warranty

The Group provides a product warranty to its customers to repair any product defects that occur generally within twelve months of the date of sales. Based on the limited number of actual warranty claims and the historically low cost of such repairs, the Group has not recognized a liability for warranty claims, but rather recognizes such cost when product repairs are made.

Research and development

Research and development costs are charged to expense as incurred. Research and development costs mainly consist of remuneration for research and development staff and material costs for research and development. The Company incurred $43,702 and $39,696 for the six months ended June 30, 2007 and 2006, respectively.

Advertising costs

Advertising costs are expensed as incurred. The Company had not incurred advertising costs for the six months ended June 30, 2007 and 2006, respectively.

Shipping and handling

The Company accounts for shipping and handling fees in accordance with Emerging Issues Task Force Consensus No. 00-10, "Accounting for Shipping and Handling Fees and Costs". While amounts charged to customers for shipping product are included in revenues, the related costs are classified in cost of goods sold as incurred. The Company had not incurred shipping and handling costs for the six months ended June 30, 2007 and 2006, respectively.

Income taxes

The Company accounts for income taxes under FASB Statement No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Foreign currency translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining net income or loss.

The financial records of the Company are maintained in their local currency, the Renminbi (“RMB”), which is the functional currency. Assets and liabilities are translated from the local currencies into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the statement of stockholders’ equity.

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rate adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand. Translation of amounts from RMB into United States dollars (“US$”) has been made at the following exchange rates for the respective periods:

The Company’s functional and reporting currency is the Chinese Renminbi ("RMB"). For the convenience of the reader, the U.S. dollar translation amounts are included in the accompanying consolidated financial statements. Opening balances of owners' equity for the first quarter 2006 is translated to US$ at the rate of US$1.00=RMB8.0702 on December 31, 2005, assets and liabilities are translated to US$ at the rate of US$1.00=RMB7.9943 on June 30, 2006 and US$1.00=RMB 7.6120 on June 30, 2007. Income and expenses are incurred during the six months ended June 30, 2006 and 2007 are translated to US$ at the average monthly ended rate of US$1.00=RMB8.0252 and US$1.00=RMB7.7014, respectively.

The translation rates represent the noon buying rate by the Federal Reserve Bank of New York. No representation is made that the Renminbi amounts could have been, or could be, converted into U.S. dollars at that rate or at any particular average monthly ended rates for the six months ended June 30, 2007 and 2006, and on June 30, 2007 and 2006 or at any other date. All translation differences between RMB and U.S. dollar are recorded in the consolidated statement of operations and in the consolidated balance sheets.

Commencing July 21, 2005, China adopted a managed floating exchange rate regime based on market demand and supply with reference to a basket of currencies. The exchange rate of the US dollar against the RMB was adjusted from approximately RMB 8.28 per US dollar to approximately RMB 8.11 per US dollar on July 21, 2005. Since then, the PBOC administers and regulates the exchange rate of the US dollar against the RMB taking into account demand and supply of RMB, as well as domestic and foreign economic and financial conditions.

Net gains and losses resulting from foreign exchange transactions are included in the Consolidated Statements of Operations and Comprehensive Income. The translation adjustment and effect of exchange rate changes on cash flow at June 30, 2007 were $167,880 and $50,244, respectively.

Comprehensive income

The Company has adopted SFAS No. 130 Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statements of Operations and Comprehensive Income and Stockholders’ Equity.

Net earnings per common share

Net earnings per common share is computed pursuant to SFAS No. 128, “Earnings Per Share”. Basic earnings per common share is computed by taking net income divided by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through preferred stock and stock options.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Segment reporting

The Company has no operating segments, as that term is defined in FASB Statement No. 131, Disclosure About Segments of an Enterprise and Related Information. All of the Company's operations and customers are in the PRC. Accordingly, no geographic information is presented.

Impact of New Accounting Standards

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, Accounting for Contingencies. The Company will adopt the provisions of this statement on July 1, 2007. The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings on July 1, 2007. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157").  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In September 2006, FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R) (SFAS 158) . SFAS 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Group does not anticipate that the adoption of this statement will have a material effect on the Group’s financial condition and results of operations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - INVENTORIES

Inventories at June 30, 2007, consisted of the following:

Raw materials	$604,206
Work in process	396,165
$1,000,371

NOTE 4 - PREPAYMENTS AND OTHER CURRENT ASSETS

Prepayments and other current assets at June 30, 2007 consisted of the following:

Prepayments to suppliers	$4,018,116
Advances to third parties (a)	173,673
Other receivables (b)	747,321
$4,939,110

(a) Advances to third parties are unsecured, interest-free advances for working capital purposes and repayable within one year. In fiscal 2004, Tibet Changdu made an advance to third parties amounting to $531,606. These third parties repaid $79,437 and $302,547 in fiscal 2005 and 2006, respectively.

(b) The amount of other receivables as of June 30, 2007 and December 31, 2006 included $459,800 and $640,689 respectively due from Shenzhen Jiancheng.

NOTE 5 - PROPERTY AND EQUIPMENT

At June 30, 2007, property and equipment consisted of the following:

Building improvements	$154,471
Buildings	99,007
Production equipment	374,162
Furniture, fixture and office equipment	165,902
Motor vehicles	167,992
961,534
Less: Accumulated depreciation and amortization	(535,541)
$425,993

Depreciation expense is included in the consolidated statements of operations and comprehensive income. For the six months ended June 30, 2007 and 2006, depreciation expense was $49,335 and $51,770, respectively.

NOTE 6 - INTANGIBLE ASSETS

The following table summarizes the Group's net amortized carrying value of its intangible assets as of June 30, 2007.

Balance as of January 1, 2006	$1,039,420
Less: Amortization	(143,057)
Balance as of December 31, 2006	896,363
Less: Amortization	(14,385)
Balance as of June 30, 2007	$881,978

Patented technology represents a patent for the production of a component of the radiation treatment system. The patent was applied prior to its injection to Shenzhen Hyper as a capital contribution. Pursuant to the patent certificate, the patent was valid for 20 years from the application date, May 1999. Therefore it was amortized over the rest of the valid patent period, which is the estimated remaining useful life.

Software is utilized in the manufacture of medical equipment and is amortized over its estimated useful life.

NOTE 7 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at June 30, 2007 consisted of the following:

Accrued expenses	$91,811
Accrued payroll and welfare	205,366
Value added tax, other taxes payable and surcharges	724,864
Customer deposits	1,159,103
$2,181,144

NOTE 8 - MINORITY INTEREST

Minority interest represents 25% equity interest of Shenzhen Hyper as of June 30, 2007.

NOTE 9 - RELATED PARTY TRANSACTIONS

(a) Summary of significant related party transactions

The significant related party transactions of the Group are summarized as follows:

Six months ended June 30, 2007
Advances to a related party	$8,804

Amount is unsecured, interest-free advance for working capital purposes to Shenzhen Huiheng Industry Co., Ltd. (“Huiheng Industry”), which is under same control of Mr. Hui Xiaobing. Amount is repayable on demand.

(b) Due to/from related parties

Due from a related party

Huiheng Industry (i)	$714,398

Due to related parties

Hui Xiaobing (ii)	$1,049
Clear Honest International Limited (iii)	111,227
$112,276

(i) Represents interest-free advances to Huiheng Industry for working capital purpose and repayable on demand.

(ii) Represents the balance of the purchase price related to the acquisition of Tibet Changdu in August 2006. The amount is payable on demand.

(iii) Represents the balance of purchase price related to the redemption of 957,265 common shares from Clear Honest.

NOTE 10 - INCOME TAXES

Huiheng is a non-operating holding company. All of the Group’s income before income taxes and related tax expenses are from PRC sources. The Company's PRC subsidiaries file income tax returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”).

Income tax expense for the six months ended June 30, 2007 and 2006 were $523,278 and $618,698, respectively.

As Tibet Changdu is located in the western area in the PRC and is within the industry specified by relevant laws and regulations of the PRC, the tax rate applicable to Tibet Changdu is 15%.

The applicable tax rate for Wuhan Kangqiao is 33%.

Shenzhen Hyper is a high-tech manufacturing company located in Shenzhen special economic region. Therefore, the applicable tax rate is also 15%. According to local tax regulation, Shenzhen Hyper is entitled to a tax-free period for the first two years, commencing from the first profit-making year and a 50% reduction in state income tax rate for the next six years. Shenzhen Hyper has not turned from accumulated losses to retained profits as of June 30, 2007.

A reconciliation of the expected income tax expense to the actual income tax expense for the six months ended June 30, 2007 and 2006 are as follows:

	Six Months Ended June 30,
	2007	2006
Income before income taxes and minority interest	$5,589,867	$4,185,496

Expected PRC income tax expense at statutory tax rate of 33%	1,844,656	1,381,214
Non-deductible expenses	(78,902)	(3,081)
Others	8,258	(6,045)
Tax rate differences	(1,250,734)	(753,390)

Actual income tax expense	$523,278	$618,698

The PRC tax system is subject to substantial uncertainties and has been subject to recently enacted changes, the interpretation and enforcement of which are also uncertain. There can be no assurance that changes in PRC tax laws or their interpretation or their application will not subject the Group to substantial PRC taxes in the future.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of June 30, 2007 are presented below.

Current deferred tax assets:
Provision for doubtful accounts	$2,701
Provision for other receivables	16,655
Current deferred tax assets	$19,356

Non-current deferred tax assets:
Deferred expenses	$5,513
Non-current deferred tax assets	$5,513
Total deferred tax assets	$24,869

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilized.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are tested whether they are deductible or can be utilized, management believes that the deferred tax assets as of June 30, 2007 are more likely than not to be realized.

The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

NOTE 11 - CONCENTRATION OF CREDIT RISK

(i) Customers and Credit Concentrations

Two customers accounted for 89% and four customers accounted for 95% of net sales for the six months ended June 30, 2007 and 2006 respectively, and 79% and 97% of trade accounts receivable as of June 30, 2007 and 2006, respectively. As a result, a termination in relationship in or a reduction in orders from any of these customers could have a material impact on the Group’s results of operations and financial condition.

(ii) Credit Risk

Financial instruments that potentially subject the Group to significant concentration of credit risk consist primarily of cash and cash equivalents. As of June 30, 2007, all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which were insured. However, management believes those financial institutions are of high credit quality and has assessed the loss arising from the non-insured cash and cash equivalents from those financial institutions to be immaterial to the consolidated financial statements. Therefore, no loss in respect of the cash and cash equivalent were recognized as of June 30, 2007.

NOTE 12 - FOREIGN OPERATIONS

Operations

All of the Group’s operations are carried out and all of its assets are located in the PRC. Accordingly, the Group’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC. The Group’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency fluctuation and remittances and methods of taxation, among other things.

Dividends and Reserves

Under laws of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following: (i) cumulative prior years' losses, if any; (ii) allocations to the "Statutory Surplus Reserve" of at least 10% of net income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital; (iii) allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's "Statutory Common Welfare Fund", which is established for the purpose of providing employee facilities and other collective benefits to employees in China; and (iv) allocations to any discretionary surplus reserve, if approved by stockholders.

As of June 30, 2007, the Company established and segregated in retained earnings an aggregate amount for the Statutory Surplus Reserve and the Statutory Common Welfare Fund of $1,185,256.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the section entitled “Selected consolidated financial data” and our consolidated financial statements and the related notes included elsewhere in this prospectus. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements, including as a result of those matters set forth under “Risk factors” and elsewhere in this prospectus.

OVERVIEW

We are a China-based medical device company that develops, manufactures and markets radiation therapy systems used for the treatment of cancer. We currently have four products; the Super Gamma System (“SGS”), the Body Gamma Treatment System (“BGTS”), the Head Gamma Treatment System (“HGTS”) and a multileaf collimator device (“MLC”) used in conjunction with a linear accelerator.

In 2006, we established Allied Moral Holdings, Ltd. in the British Virgin Islands as a holding company and transferred 100% of the ownership interests of Tibet Changdu Shengfeng Industry Development Company, Ltd. (“Tibet Changdu”), a Chinese holding company established in Tibet, to Allied Moral as part of an ownership restructuring to facilitate investments by foreign investors.

In 2005, the ownership interests of Shenzhen Hyper Technology Company, Ltd. (“Shenzhen Hyper”), Wuhan Kangqiao Medical New Technology Company, Ltd. (“Wuhan Medical”) and Beijing Yuankang Kbeta Nuclear Technology Company, Ltd. (“Beijing Nuclear”) were reorganized under Tibet Changdu. Upon the completion of the reorganization, Tibet Changdu owned 75% of the equity interest in Shenzhen Hyper, 100% of the equity interest of Wuhan Medical and 50% of the equity interest of Beijing Nuclear.

Huiheng is led by Hui Xiaobing, the former CEO of Everbright Holdings, a major Chinese financial institution. Through his experience and relationships, Mr. Hui maintains access to China’s hospitals, the Company’s principal customers, and the State Food and Drug Administration, the Chinese regulatory body that has significant influence on the Company’s business. As a result of his leadership, the Company has developed a strong sales and marketing force, covering the entire country and maintaining relationships with China’s top medical institutions that it has been able to convert into sales.

Huiheng’s expansion plans include broadening its product offering. The Company’s research and development team is focused on developing and producing the most technologically advanced radiotherapy and GTS products worldwide. In the last 5 years, Huiheng has been awarded 18 patents in China, USA, UK and EU, and its main products are all approved for use in China by the State Food and Drug Administration, an agency of the Ministry of Healthcare of the People’s Republic of China.

Currently, the focus of the research and development efforts has been on four main projects that are expected to lead to four product launches between Q3 2007 and Q4 2009. The first project is the development of the next generation SGS unit that will incorporate the world’s most advanced functional radiotherapy technologies through the addition of an Image Guided System (“IGS”), which improves the targeting of the radiation beam through use of computer-generated images, and Respiration Tracking System (“RTS”), which automatically adjusts the targeting of the radiation to compensate for the patient’s breathing. The other major projects include the development of a linear accelerator (“LINAC”) plus multileaf collimator unit, another type of radiotherapy device that is used in less demanding applications, an advanced magnetic resonance imaging (“MRI”) device and an industrial LINAC unit that is used for, among other things, preserving food through irradiation.

Huiheng has also begun pursuing relationships with foreign medical capital equipment technology leaders to offer high quality, low cost manufacturing services and China-based distribution for their products.

Shenzhen Hyper was established in September of 2001 as a domestic Chinese company based in Shenzhen China. From inception, it has been engaged in designing, developing, manufacturing and servicing radiotherapy medical equipment used for the treatment of tumors for customers throughout China. Shenzhen Hyper developed the Super Gamma System (“SGS”) in 2001. The SGS is a radiotherapy device that uses gamma radiation to non-invasively treat tumors located in the head and the body and to treat certain functional disorders of the head and neck areas. It utilizes stereotactic, or three-dimensional imaging, principals to enhance the accuracy of the targeting of the radiation beams. Our first SGS device was installed in 2001 and our SGS device was approved by the SFDA in 2003. As of the end of 2006, we have a total installed base of 19 SGS units, all of which are located in China. We estimate that over 14,000 patients have been treated with our SGS product. Shenzhen Hyper has also developed a multileaf collimator (“MLC”) device that is used in conjunction with a linear accelerator (“LINAC”) to provide conformal shaping of radiotherapy treatment beams, which increases the precision of the beam and reduces the damage caused to surrounding tissues. Our first MLC was sold in March of 2007 in China. We are currently applying for approval from the SFDA for this device. We have sold a total of 1 MLC unit. We are currently developing our own LINAC with which we will integrate our MLC. Shenzhen Hyper is currently working on the development of additional radiotherapy and diagnostic equipment that will be sold in China and abroad.

Wuhan Medical was established in September of 2001 as a domestic Chinese company based in Wuhan China. From inception, it has been engaged in designing, developing, manufacturing and servicing radiotherapy medical equipment for customers throughout China. Wuhan Medical developed BGTS in 2003 and the HGTS in 2004 and currently manufactures, markets and services these products.

The BGTS is a stereotactic radiotherapy device that uses gamma sourced radiation to non-invasively treat tumors located in the body. Our first BGTS device was installed in 2003 and in 2004 it was approved by the SFDA. As of the end of 2006, we have a total installed base of 7 BGTS units.

The HGTS is a stereotactic radiotherapy device that uses gamma sourced radiation to non-invasively treat tumors in the head and to treat other functional disorders of the head and neck area. Our first HGTS device was installed in 2004 and is expected to achieve SFDA approval in 2007. As of the end of 2006, we had a total installed base of 4 HGTS units.

Beijing Nuclear was established in December 2004 and supplies the Cobalt-60 radioactive material used as the radioactive source in the SGS, BGTS and HGTS.

We sell our products directly to hospitals and to third party investors in China that install our systems in hospitals for free and, in return, receive a portion of the net profits generated by the system. We also offer comprehensive post-sales services for our medical equipment to our customers. The service contracts are negotiated and signed independently and separately from the sales of medical equipment. Our post sales services include radioactive cobalt source replacement and disposal, training, product maintenance, software upgrades, and consulting.

Many of the key research and development personnel who developed our products are currently employed by our company.

PRICING

Treatment fees for radiotherapy are set by provincial governments in China, a factor we consider when pricing our systems. To gain market penetration, we price our radiotherapy treatment systems at levels that we believe offer attractive economic returns to distributors and hospitals, taking into account the prices of competing products in the market. We market and sell our products to distributors at a price that is lower than the price that hospitals pay for our products. We believe that our products are competitively priced compared to other radiotherapy devices available in China.

The provincial governments in China set the treatment fee rates for radiotherapy, and they may adjust the fee rates from time to time. If they reduce the fee rates, some hospitals and third party investors may be discouraged from purchasing our products, which would reduce our sales. In that event, we may need to decrease the price of our systems to provide our customers acceptable returns on their purchases. We cannot assure you that our business, financial condition and results of operations will not be adversely affected by any reduction in treatment fees for radiotherapy in the future.

REVENUES

We derive our revenues from selling our products to hospitals and third party investors and from selling service contracts to the buyers of our products.

Our net revenues are net of VAT, but include VAT refunds on the sales of self-developed software embedded in our medical equipment products. In addition, our revenues include regional VAT and Business tax subsidies (See ‘Tax and Incentives’).

We recognize revenues at the time our products are accepted by either the third party investor or the hospitals depending on contractual stipulation, which typically occurs within one to two weeks of shipment. The sales price of our devices includes basic training and installation services. These services are ancillary to the purchase of medical equipment by our customers and are normally considered by the customers to be an integral part of the acquired equipment. As the delivered items (training and installation services) do not have determinable fair values, revenues for the entire arrangement is recognized upon customer acceptance, which occurs after delivery and installation.

We typically require our customers to pay 30% of the sales price as a downpayment when a purchase order is placed, another 30% of the sale price when the product is shipped, and another 30% of the sale price after the device has been installed, tested and is accepted by the customer. The remaining balance is typically paid by the customer within one year of acceptance.

Our revenues, growth and results of operations depend on several factors, including the level of acceptance of our products among doctors, hospitals and patients and our ability to maintain prices for our products at levels that provide favorable margins. The level of acceptance among doctors, hospitals and patients is influenced by the performance and pricing of our products, our ability to educate distributors and the medical community about our products, our relationships with hospitals and major distributors, government reimbursement levels as well as other factors.

Our sales have historically been achieved on a unit-by-unit basis. We expect that in any given period a relatively small, and changing, number of third party investors will continue to account for a significant portion of our revenues. For the fiscal year ended December 31st 2005 and December 31st 2006, sales to our top four customers accounted for 85% and 89%, respectively, of our revenues.

COSTS

Cost of revenues

Our cost of revenues primarily consists of material and component costs. It also includes amortization of intangible assets and direct costs incurred in the assembly, installation and service of our products, such as salaries and related personnel expenses and depreciation costs of plant and equipment used for production purposes. Depreciation of property, plant and equipment attributable to manufacturing activities is capitalized and expensed as cost of revenues when product is sold. Depreciation for the years ended December 31, 2005 and 2006 amounted to RMB0.96 million (US$0.117 million) and RMB1.2 million (US$0.152 million), respectively. We outsource the production of components and assembly to our independent preferred vendors.

As we source a significant portion of our components and raw materials in China, we currently have a relatively low cost base compared to medical technology companies in more developed countries. We expect the costs of components and raw materials in China will increase in the future as a result of further economic development in China. In addition, our focus on new generations and applications of our products may require higher cost components and raw materials. We plan to offset increases in our cost of raw materials and components through more efficient product designs and product assembly enhancements as well as through savings due to economies of scale.

Operating expenses

Our operating expenses primarily consist of research and development expenses, sales and marketing expenses and general and administrative expenses.

Research and development.    Research and development expenses primarily consist of costs associated with the design, development, testing and enhancement of both our existing products and our new product development. These costs consist of expenditures for purchases of supplies, clinical trials, salaries and related personnel expenses, and other relevant costs. Going forward, we expect to increase our research and development expenses, both on an absolute basis and as a percentage of revenue, to develop new products and applications and to improve the product designs of our existing products.

Sales and marketing.    Sales and marketing expenses consist primarily of salaries and related expenses for personnel engaged in sales, marketing and customer support functions and costs associated with advertising and other marketing activities. Similar to most China-based manufacturers of medical equipment and supplies, our sales are made primarily to third party investors. As a result, our sales and marketing expenses as a percentage of revenues are significantly lower than manufacturers of medical equipment and supplies that operate their own marketing and distribution networks and sell directly to hospitals. Going forward, we expect to increase our expenditures on sales and marketing, both on an absolute basis and as a percentage of revenue, to promote our products in China. Furthermore, we anticipate aggressively pursuing new markets outside the PRC and expect to increase our expenditures on sales and marketing for this purpose as well

General and administrative. General and administrative expenses consist primarily of salaries and benefits and related costs for our administrative personnel and management, fees and expenses of our outside advisers, including legal, audit and valuation expenses, expenses associated with our administrative offices and the depreciation of equipment used for administrative purposes. We expect that our general and administrative expenses will increase, both on an absolute basis and as a percentage of revenue, as we hire additional personnel and incur costs related to the anticipated growth of our business and our becoming a publicly listed company in the U.S.

TAXES AND INCENTIVES

Allied Moral Holdings

Under the current laws of the British Virgin Islands, we are not subject to tax on our income or capital gains. In addition, no British Virgin Islands withholding tax will be imposed on payments of dividends by us to our shareholders.

Tibet Changdu

Under the current PRC laws, Tibet Changdu is subject to EIT and VAT. Tibet Changdu is established in the western region of the PRC and, as such, it is currently subject to an EIT rate of 15%, compared to a statutory rate of 33% for most companies in China. However, pursuant to an agreement with the Tibet Finance Bureau, Tibet Changdu will be refunded any amounts of its annual EIT payment that exceed RMB 900,000. In addition, the Tibet Finance Bureau will refund Tibet Changdu’s annual 31% business tax payment and its 38.75% VAT payment under the condition that the total annual business tax and VAT owed exceeds RMB1 million and RMB1.5 million, respectively. This tax incentive policy will be valid for 5 years from the commencement of the tax refund, which began in fiscal 2006.

Shenzhen Hyper

Shenzhen Hyper is classified as a high technology company and currently operates in an approved economic-technological development area. As such, it is currently subject to an EIT rate of 15%, compared to a statutory rate of 33% for most companies in China. Furthermore, this classification, according to local tax regulations, entitles Shenzhen Hyper to a tax-free period for two years, commencing on it first profitable year, and a 50% reduction in EIT for the following six years. As of December 31st 2006, Shenzhen Hyper has not yet achieved retained profits after deducting accumulated losses.

VAT is charged based on the selling price of products at a general rate of 17% and revenues are recorded net of this VAT. Shenzhen Hyper, however, is entitled to a 14% refund of VAT on the sales of self-developed software embedded in device systems. This is a result of a PRC government program to promote the development of the high technology sector of China’s economy.

The VAT refund is recorded as part of net revenues under U.S. GAAP. For the fiscal year ended December 31, 2006, VAT refunds amounted to RMB1.35 million, which accounted for approximately 1.2% of our revenues for the period. There were no VAT refunds for fiscal year ending December 31st 2006.

Wuhan Medical

Wuhan Medical is classified as a high technology company and currently operates in an approved economic-technological development area. As such, it is currently subject to an EIT rate of 15%, compared to a statutory rate of 33% for most companies in China. Furthermore, this classification, according to local tax regulations, entitles Wuhan Kangqiao to a tax-free period for two years, commencing the first year the company is established. Wuhan Medical’s EIT rate for the years ending December 31, 2004, 2005 and 2006 were 0%, 15% and 15%, respectively.

The PRC tax system is subject to uncertainties and has been subject to recently enacted changes, the interpretation and enforcement of which are also uncertain. There can be no assurance that changes in PRC tax laws or their interpretation or their application will not subject us to tax increases in the future.

SIGNIFICANT ACCOUNTING POLICIES

Incentive Share and After-Tax Profit Targets

As an additional purchase price, the shareholders of the Company or their designees will be issued, on an all or none basis per year, an aggregate of 1,600,000 shares of common stock of Allied Moral Holdings (400,000 shares each year for four years), if on a consolidated basis, Allied Moral Holdings has after-tax profits in the following amounts for the indicated 12-month periods ending December 31:

Years Ending December 31	After Tax Profit

2008	13,100,000
2009	18,500,000
2010	26,200,000
2011	34,000,000

OUR SELECTED RESULTS OF OPERATIONS

Explanatory Note

On May 15, 2007, we entered into a definitive Share Exchange Agreement to acquire all of the issued and outstanding stock of Allied Moral Holdings Ltd., a British Virgin Islands company with operating subsidiaries in the People’s Republic of China (the “Share Exchange”). We closed the Share Exchange that same date. As a result, Allied became our wholly-owned subsidiary, and we changed our name from Mill Basin Technologies, Ltd. to Huiheng Medical, Inc. (“Allied” or “Huiheng” or the “Company” or “we” or “our”). With this filing, we are amending and restating the description of “Operating Revenues” in Item 5.06: Management’s Discussion and Analysis; Our Selected Results of Operations; Comparison of Years Ended December 31st, 2005 and 2006 contained in the Form 8-K filed on May 15, 2007 in connection with the Share Exchange to read as follows:

“Operating revenues

For the year ended December 31, 2006, net revenues amounted to $12.35 million, an increase by $2.55 million, compared to $9.80 million for the same period of the prior year, representing a 25.9% increase.

For 2006, total revenues from product sales and services were $11.29 million, an increase by $1.39 million, compared to $9.90 million for the same period of the prior year, representing a 14.0% increase. There were 8 devices installed and 26 service contacts sold in 2006 compared with 12 and 23, for the same period of the prior year. Although device sales decreased, total revenues increased as a result of increased service revenues. Following the reorganization, the company signed a number of service contracts with its customers that were effective as of October 1, 2005. As a result, the company generated service revenues for a total of three months in 2005 and for 12 months in 2006, which has resulted in an overall increase in revenue.

Of the $12.35 million of net revenues, approximately $1.38 million related to tax refunds and subsidies, an increase of approximately $1.38 million over the $0 in tax refunds and subsidies for the same period of the prior year, a 100% increase. The tax refund and subsidies accumulate over the current year and are paid to the company and recognized as revenue in the subsequent year. Based on the regional tax refund and subsidy policies, the company did not pay taxes in 2004 and therefore had no refunds in 2005. The company did pay taxes in 2005 and as a result, received a refund in 2006.”

In addition, we are further amending Item 5.06: Management’s Discussion and Analysis to add the following updated information:

Comparison of six months ended June 30st, 2006 and 2007

Operating revenues

For the six months ended June 30, 2007, net revenues amounted to $8.57 million, an increase by $2.07 million, compared to $6.5 million for the same period of the prior year, representing a 32% increase.

Revenues from product sales and services totaled $7.56 million for the six months ended June 30, 2007, representing an increase by $1.31 million, or 21%, compared with $6.25million in revenues generated from product sales and services for the same period of the prior year.

For the six months ended June 30, 2007, net revenues from tax refunds and subsidies totaled approximately $1.01 million, representing an increase by approximately $0.76million or 300% compared with $0.25 million in revenues generated from tax refunds and subsidies over the same period of the prior year.

Cost of revenues

For the six months ended June 30, 2007 the total cost of revenues amounted to $2.12 million, an increase by $392,000 or 23% compared to $1.73 million for the same period of the prior year.

Gross margin

As a percentage of net revenues, the overall gross margin increased to 75%, for the six months ended June 30st, 2007, from 73% for the same period in the prior year.

Operating expenses

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries and related expenses for personnel engaged in sales, marketing and customer support functions and costs associated with advertising and other marketing activities.

Sales and marketing expenses were approximately $42,200 for the six months ended June 30st, 2007, an increase of roughly $5,500 compared to approximately $36,700 for the same period of the prior year. The increase was mainly due to commissions paid on the higher level of sales compared with the same period in the prior year.

General and administrative expenses

General and administrative expenses amounted to approximately $750,000 for the six months ended June 30, 2007, representing an increase of roughly $238,000, or 46%, compared to approximately $512,000 for the same period of the prior year. The increase in general and administrative expenses resulted from the expenses we incurred over that period in preparation for becoming a publicly listed company.

Research and development expenses

Research and development expenses are comprised mostly of employee compensation, materials consumed and experiment expenses for specific new product research and development, and any expenses incurred for basic research on advanced technologies. Research and development expenses were presented on the statement of income as $43,700 for the six months ended June 30, 2007, compared to $39,700 in the same period of the prior year.

Income Tax Provision

For the six months ended June 30, 2007, the Company’s income tax provision was $523,300 whereas the income tax provision was $619,000 for the same period of the prior year.

Net income

For the six months ended June 30, 2007, the Company’s net income amounted to $4.95 million, an increase by $1.43 million, or 40%, compared to $3.53 million for the same period in the prior year. This increase was attributable to an increase in both the sales of equipment and service income.

Comprehensive income

For the six months ended June 30, 2007, the Company’s comprehensive income, which reflects the change in currency translations on the net income, amounted to $5.12 million, an increase by $1.59 million, or 45%, compared to $3.54 million for the prior year.

Comparison of three months ended June 30, 2006 and 2007

Operating revenues

For the three months ended June 30, 2007, net revenues amounted to $4.64 million, an increase by $2.06 million compared to $2.58 million for the same period of the prior year, representing a 80% increase.

Revenues from product sales and services totaled $3.71 million for the three months ended June 30, 2007, representing an increase of $1.38 million, or 59.3%, over the $2.33 million in revenues from product sales and services for the same period of the prior year.

For the three months ended June 30, 2007, net revenues from tax refunds and subsidies totaled approximately $0.93 million, representing an increase of approximately $0.68million, or 271%, over the $0.25 million in tax refunds and subsidies for the same period of the prior year.

Cost of revenues

For the three months ended June 30, 2007 the total cost of revenues amounted to $1.0 million, an increase by $340,000, or 52%, compared to $660,000 million for the same period of the prior year.

Gross margin

As a percentage of net revenues, the overall gross margin increased to 78% for the three months ended June 30st,2007 from 74% for the same period in the prior year.

Operating expenses

Sales and marketing expenses

Sales and marketing expenses mainly consist of salaries and related expenses for personnel engaged in sales, marketing and customer support functions and costs associated with advertising and other marketing activities.

Sales and marketing expenses were approximately $30,000 for the three months ended June 30st,2007, an increase of 87% or roughly $14,000, compared to approximately $16,000 for the same period of the prior year. The increase was mainly due to increased expenses resulting from commissions paid on the higher level of sales compared with the same period in the prior year.

General and administrative expenses

General and administrative expenses amounted to approximately $428,000 for the three months ended June 30st, 2007, representing an increase of roughly $148,000, or 53%, compared to approximately $280,000 for the same period of the prior year. The increase in general and administrative expenses resulted from the expenses we incurred over that period in preparation for becoming a publicly listed company.

Research and development expenses

Research and development expenses are comprised mostly of employee compensation, materials consumed and experiment expenses for specific new product research and development, and any expenses incurred for basic research on advanced technologies. Research and development expenses were presented on the statement of income as $12,400 for the three months ended June 30, 2007, compared to $26,000 in the same period of the prior year. The decrease is attributed to the fact that the company has not received, and therefore not booked, invoices that relate to the activity during the period reported on. The level of research and development activity has not declined from that conducted during the prior period.

Income Tax Provision

For the three months ended June 30, 2007, the Company’s income tax provision was $236,000, whereas the income tax provision was $251,000 for the same period of the prior year.

Net income

For the three months ended June 30, 2007, the Company’s net income amounted to $2.78 million, an increase by $1.41 compared to $1.37 million for the prior year, or 103%. This increase was attributable primarily to an increase in the sales of equipment and service income.

Comprehensive income

For the three months ended June 30, 2007, the Company’s comprehensive income, which reflects the change in currency translations on the net income, amounted to $2.91 million, an increase by $1.52 compared to $1.39 million for the prior year, or 109%. A significant portion of this increase resulted from the appreciation of the RMB versus the dollar during the periods reported on.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has financed its operations primarily through cash flows from operations as well as short term and long term borrowings from banks.

As of June 30, 2007, the Company had total assets of $14.33 million, of which cash amounted to $1.02 million, accounts receivable amounted to $5.27 million, prepayment and other current assets amounted to $4.94 million and inventories amounted to $1.0 million. Working capital was approximately $10.13 million. The quick ratio was approximately 4.21:1.

Comparison of six months ended June 30, 2006 and 2007

Net cash from operating activities totaled approximately $750,000 for the six months ended June 30, 2007, a decrease by $5.95 million compared to $6.7 million for the same period in the prior year. This decrease resulted primarily from the following changes in the operating assets and liabilities:

•	$7.12 million decrease in accounts receivable;

•	$846,200 increase in inventories;

•	$2.08 million decrease in prepayments and other receivable;

•	$1,400 decrease in accounts payable;

•	$1.18 million decrease in tax payable;

•	$2.40 million increase in accrued expenses and other current liabilities;

Cash collected from accounts receivable for the six months ended June 30, 2007 was significantly lower than cash collected from accounts receivables for the six months ended June 30 2006. This was due to an abnormal, large accounts receivable payment made by one of the company’s major customers during the six months ended June 30, 2007.

Net cash used by investing activities was ($64,200) and ($15,600) for the six months ended June 30, 2007 and 2006, respectively. The cash used by investing activities consisted mainly of capital expenditures, advances to third parties and advances to related parties.

Cash flows provided by financing activities amounted to ($168,900) and ($6.6 million) for the six months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007, cash flows generated by financing activities consisted of $9.7 million of contributed capital, ($6.3 million) as a repayment of advances to related parties and ($3.58 million) as a payment for redemption of common shares.

Working Capital

The Company’s working capital as of June 30, 2007 was $10.13 million. Total current assets at June 30, 2007 amounted to $12.97 million. Total current liabilities amounted to $2.84 million at June 30, 2007. , in comparison to $9.44 million at December 31, 2006. The current ratio increased to 4.56 at June 30, 2007, from 0.86 at December 31, 2006. The change in the current ratio was due mainly to a substantial reduction in current liabilities.

ITEM 3. CONTROLS AND PROCEDURES.

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2007 was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 15, 2007, the registrant issued a total of 13,000,000 shares of common stock and 266,666 shares of Series A Preferred Stock to the shareholders of Allied Moral Holdings, Ltd. ("Allied Moral") in exchange for all of the issued and outstanding shares of Allied Moral. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. Each of the shares of Series A Preferred Stock is convertible into ten shares of common stock.

ITEM 6: EXHIBITS

(a)	Exhibits:

3.1(a) - Articles of Incorporation*

3.1(b) - First Amendment to Articles of Incorporation**

3.1(c) - Second Amendment to Articles of Incorporation***

3.2 - Bylaws****

10.1 - Securities Exchange Agreement dated May 15, 2007

31.1 - Rule 13a - 14(a) / 15d-14(a) Certification by CEO

31.2 - Rule 13a - 14(a) / 15d-14(a) Certification by CFO

32.1 - Section 1350 Certification by CEO

32.2 - Section 1350 Certification by CFO

*	Incorporated by reference to the Company's registration statement on Form SB-2 filed on February 27, 2006.

**	Incorporated by reference to the Company's Current Report on Form 8-K filed on September 7, 2006.

***	Incorporated by reference to the Company’s Current Report filed on Form 8-K/A on May 18, 2007.

****	Incorporated by reference to the Company's registration statement on Form SB-2 February 27, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUIHENG MEDICAL, INC.

Dated: August 10, 2007	/s/ Hui Xiaobing
Hui Xiaobing
Chief Executive Officer (Principal Executive Officer)

/s/ Chen Qingxiang
Chen Qingxiang Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)