Form 10QSB
period 2007-09-30
HUIHENG MEDICAL, INC.
filed 2007-11-19
CIK 1353972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

Commission File Number 333-132056

Huiheng Medical, Inc.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	20-4078899
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of November 10, 2007, 13,450,000 shares of common stock, $0.001 par value per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

ITEM 1. FINANCIAL STATEMENTS.

HUIHENG MEDICAL, INC.

(FORMERLY MILL BASIN TECHNOLOGIES, LTD.)

SEPTEMBER 30, 2007

(UNAUDITED)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)

Consolidated Balance Sheets at September 30, 2007	2

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2007 and 2006	3

Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2007	4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006	5

Notes to the Consolidated Financial Statements	6 to 15

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
September 30, 2007

(Unaudited)

ASSETS

CURRENT ASSETS:	September 30, 2007
Cash	$539,964
Accounts receivable, net of allowance for doubtful accounts of $4,613	7,608,570
Inventories	918,447
Due from a related party	584,207
Current portion of deferred income tax assets	19,594
Prepayments and other current assets	3,151,060

Total Current Assets	12,821,842

INVESTMENT IN AN AFFILIATE	58,235

PROPERTY AND EQUIPMENT, net	3,486,520

INTANGIBLE ASSETS, net	874,085

DEFERRED INCOME TAX ASSETS, net of current portion	5,581

Total Assets	$17,246,263

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$692,934
Due to related parties	113,656
Income tax payable	134,892
Accrued expenses and other current liabilities	3,963,732

Total Current Liabilities	4,905,214

MINORITY INTEREST	982,856

Total Liabilities	5,888,070

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value; 1,000,000 shares authorized;
Series A 7% convertible preferred stock, $.001 par value; 300,000 shares authorized;	267
266,666 shares issued and outstanding with liquidation preference of $9,999,975
Common stock, $.001 par value; 74,000,000 shares authorized;	13,450
23,150,000 shares issued and 13,450,000 shares outstanding
Additional paid-in capital	7,723,698
Retained earnings	3,339,758
Accumulated other comprehensive income
Foreign currency translation gain	281,020

Total Stockholders' Equity	11,358,193

Total Liabilities and Stockholders' Equity	$17,246,263

Approved and authorised for issued by the Director on

Director (Hui Xiaobing)

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

NET REVENUES	$2,426,597	$2,547,731	$10,992,321	$9,045,932

COST OF GOODS SOLD	442,557	407,278	2,564,752	2,137,650

GROSS PROFIT	1,984,040	2,140,453	8,427,569	6,908,282

OPERATING EXPENSES:
Selling expenses	18,815	23,844	61,011	60,567
General and administrative	331,618	226,639	1,081,575	738,498
Research and development	292,975	64,260	336,677	103,956

Total Operating Expenses	643,408	314,743	1,479,263	903,021

INCOME FROM OPERATIONS	1,340,632	1,825,710	6,948,306	6,005,261

OTHER INCOME (EXPENSE):
Interest income (expense), net	181	378	3,931	888
Equity in earnings (losses) of an affiliate	13,830	(7,455)	(7,727)	(2,020)

Total Other Income (Expense)	14,011	(7,077)	(3,796)	(1,132)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	1,354,643	1,818,633	6,944,510	6,004,129

INCOME TAXES	207,060	300,728	730,338	919,426

INCOME BEFORE MINORITY INTEREST	1,147,583	1,517,905	6,214,172	5,084,703

MINORITY INTEREST	(106,061)	(32,432)	6,522	5,642

NET INCOME	1,253,644	1,550,337	6,207,650	5,079,061

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	117,838	4,921	285,718	12,811

COMPREHENSIVE INCOME	$1,371,482	$1,555,258	$6,493,368	$5,091,872

NET INCOME PER COMMON SHARE
- Basic	$0.09	$0.12	$0.47	$0.39
- Diluted	$0.08	$0.10	$0.39	$0.32

Weighted Common Shares Outstanding
- Basic	13,450,000	13,000,000	13,227,475	13,000,000
- Diluted	16,116,660	15,666,660	15,894,135	15,666,660

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2007

(Unaudited)

	Series A 7% Preferred Stock		Common Stock,				Accumulated
	$.001 Par Value		$.001 Par Value		Additional		Other	Total
	Number of		Number of		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity

Balance, December 31, 2006	266,666	267	13,000,000	13,000	(1,590,821)	712,279	(4,698)	(869,973)

Return of common shares	-	-	(9,700,000)	(9,700)	9,700	-	-	-

Issuance of common stock pursuant to share exchange agreement			10,150,000	10,150	(36,150)	-	-	(26,000)

Comprehensive income:
Net income					-	6,207,650		6,207,650
Foreign currency translation gain							285,718	285,718

Total comprehensive income								6,493,368

Contribution to capital, net*					9,340,969		-	9,340,969

Repayment for redemption of common shares						(3,580,171)	-	(3,580,171)

Balance, September 30, 2007	266,666	$267	13,450,000	$13,450	$7,723,698	$3,339,758	$281,020	$11,358,193

*	Net of issuance expenses in 2007

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended
	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,207,650	$5,079,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	64,176	78,375
Amortization	22,278	136,567
Minority interest	42,226	25,575
Equity in (earnings) loss of an affiliate	5,454	872
Changes in assets and liabilities:
Accounts receivable	(4,959,270)	2,909,211
Inventories	706,228	(260,799)
Prepayments and other current assets	(364,542)	158,680
Accounts payable	54,950	(64,789)
Income tax payable	(692,936)	659,338
Accrued expenses and other current liabilities	2,401,468	(2,039,727)

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,487,682	6,682,364

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,136,360)	(21,492)

NET CASH USED IN INVESTING ACTIVITIES	(3,136,360)	(21,492)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) proceeds from issuance of common shares	(26,000)	-
Contribution to capital	9,340,969	-
Payment for redemption of common shares	(3,580,171)	-
Repayment of advances to related parties	(6,190,363)	(1,398,296)
Dividend	-	(5,108,907)

NET CASH USED IN FINANCING ACTIVITIES	(455,565)	(6,507,203)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	306,168	39,088

NET INCREASE IN CASH	201,925	192,757

CASH at beginning of period	338,039	136,608

CASH at end of period	$539,964	$329,365

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
September 30, 2007
(UNAUDITED)

NOTE 1 - ORGANIZATION AND OPERATIONS

Huiheng Medical, Inc. (the “Company” or “Huiheng”) was incorporated as a limited liability company in November 2002 under the name of Pinewood Imports, Ltd. and was converted into a corporation, incorporated in the State of Nevada, on August 29, 2005.

Huiheng, through its subsidiaries, designs, develops, manufactures and services large radiation oncology medical equipment used for the treatment of cancer and tumors. Huiheng’s customers are currently located only in China and are principally hospitals, other healthcare providers and third party investors that operate joint venture treatment centers with the hospitals. Huiheng has been making efforts to develop international markets in South America, Eastern Europe and Southeast Asia.

On September 1, 2006, the principal stockholders of the Company and 33 other stockholders, sold an aggregate of 10,044,600 shares of the Company’s common stock (the “Shares”), representing 98.96% of the outstanding shares. All proceeds were paid to the Sellers. No proceeds were paid to the Company.

On September 6, 2006, the Company filed an amendment of its certificate of incorporation changing the Company’s name to Mill Basin Technologies, Ltd. (“Mill Basin”). Since September 5, 2006 the Company has ceased operations, and all previous business activities have been discontinued.

On May 15, 2007, the Company entered into a share exchange agreement to acquire (i) all of the issued outstanding shares of the common stock of Allied Moral Holdings, Ltd. (“Allied Moral”) in exchange for 13,000,000 shares of the Company’s common stock, and (ii) all of the issued and outstanding Series A Preferred Stock of Allied Moral in exchange for 266,666 shares of the Company’s Series A Preferred Stock. In connection with the share exchange, the Company agreed to change the name to Huiheng Medical, Inc. As part of this transaction, holders of some of the outstanding shares issued prior to May 15, 2007 contributed shares to the Company so that there were 450,000 shares of common stock issued and outstanding immediately prior to the share exchange. Taking into account the shares issued in the share exchange, the Company now has 13,450,000 shares of common stock issued and outstanding, 13,000,000 (96.65%) of which are owned by Allied Moral’s former shareholders, with the balance being held by Mill Basin’s prior shareholders, along with 266,666 shares of Series A Preferred Stock, all of which are owned by former holders of Allied Moral’s Series A Preferred Stock.

The Company is a Nevada holding company and conducts all of the business through operating subsidiaries. The Company owns 100% of the equity interest of Allied Moral, a British Virgin Islands company that, in turn, owns 100% of the equity interest of Tibet Changdu Huiheng Development Company, Ltd. (“Tibet Changdu”) a Tibetan holding company that, in turn, directly owns 100%, 75% and 50%, respectively, of operating subsidiaries, Wuhan Kangqiao Medical New Technology Company, Ltd. (“Wuhan Kangqiao”), a PRC company, Shenzhen Hyper Technology Company, Ltd. (“ Shenzhen Hyper”), a PRC company and Beijing Yuankang Kbeta Nuclear Technology Co., Ltd. (“Beijing Kbeta”). The remaining equity interests in Shenzhen Hyper and Beijing Kbeta are owned by unrelated and unaffiliated parties.

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

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
September 30, 2007
(UNAUDITED)

In a reverse acquisition all accounting history becomes, that of the accounting acquirer, therefore all historical information prior to the acquisition is that of Allied Moral. The shares issued to the shareholders of Allied Moral have been stated retroactively. The reverse merger adjustment is therefore all the shares held by Mill Basin shareholders prior to the acquisition.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts and sales returns and trade discounts and value added tax. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in general and administrative expenses. The allowance for doubtful accounts approximated $4,600 at September 30, 2007.

Outstanding account balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure to its customers.

Inventories

The Company values inventories, consisting of work in process and raw materials, at the lower of cost or market. Cost of material is determined on the weighted average cost method. Cost of work in progress and finished goods comprises direct materials, direct production cost and an allocated portion of production overhead.

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to general and administrative expenses as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives ranging from three to twenty years. Building improvements, if any, are amortized on a straight-line basis over the estimated useful life. Depreciation of property and equipment are stated at cost less accumulated depreciation. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations. The estimated useful lives of the assets are as follows:

Estimated Life
Building improvements	3 to 5
Buildings	20
Production equipment	3 to 5
Furniture fixtures and office equipment	3 to 5
Motor vehicles	5 to 10

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
September 30, 2007
(UNAUDITED)

Intangible assets

Intangible assets were contributed to the Company and are stated at cost, representing the fair value at the time of contribution by minority owner of a subsidiary. Fair value was supported by cash contributed contemporaneously by another investor. Cost is net of accumulated amortization and impairment losses. Amortization expense is recognized on the straight-line basis over the estimated respective useful lives of these intangible assets as follows:

Estimated Life
Patented technology	20
Software	5

Investment in an affiliate

The Company owns 50% equity interest of Beijing Kbeta and is accounted for used the equity method of accounting because the Company has the ability to exercise significant influence over the investee, but does not have a controlling financial interest.

If circumstances indicate that the carrying value of the Company’s investment in Beijing Kbeta may not be recoverable, the Company would recognize an impairment loss by writing down its investment to its estimated net realizable value if management concludes such impairment is other than temporary.

Impairment of long-lived assets

Long-lived assets, which include property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of, if any, are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. At September30, 2007 and 2006, the Company determined that there was no impairment of value.

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, accounts receivable, current income tax assets, prepayments and other current assets, accounts payable, income taxes payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments and market rates of interest.

Revenue recognition

The Company generates revenue primarily from sales of medical equipment and provision of maintenance and support services. Revenue is recognized as follows:

The Company recognizes revenue when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. The sales price of the medical equipment includes the training and installation services. These services are ancillary to the purchase of medical equipment by customers and are normally considered by the customers to be an integral part of the acquired equipment. As training and installation services do not have separately determinable fair values, the Company recognizes revenue for the entire arrangement upon customer acceptance, which occurs after delivery and installation.

In the PRC, value added tax ("VAT") of 17% on invoice amount is collected in respect of the sales of goods on behalf of 1nrtax authorities. The VAT collected is not revenue of the Company; instead, the amount is recorded as a liability on the balance sheet until such VAT is paid to the authorities.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
September 30, 2007
(UNAUDITED)

Pursuant to the laws and regulations of the PRC, Shenzhen Hyper is entitled to a refund of VAT on the sales of self-developed software embedded in medical equipment. The VAT refund represents the amount of VAT collected from customers and paid to the authorities in excess of 3% of relevant sales. The amount of VAT refund is calculated on a monthly basis. As the refund relates directly to the sale of self-developed software that is embedded in the Company’s products, the Company recognizes the VAT refund at the time the product is sold. The amount is included in the line item "Revenues, net" in the consolidated statements of income and is recorded on an accrual basis.

Pursuant to the document dated December 16, 2004 with No.173 issued by Tibet Finance Bureau, the profits tax payment of Tibet Changdu in excess of RMB 900,000 for a year will be refundable by Tibet Finance Bureau. The 31% and 38.75% of business tax payment and value added tax payment respectively for a year will be refundable by Tibet Finance Bureau provided that the business tax payment and value added tax payment should be arrived at RMB 1 million and RMB 1.5 million for a year respectively. Such tax incentive policy will be valid for five (5) years from the year of commencement of tax refund, starting from September 2006.

The medical equipment sold by the Company has embedded self-developed software. In all 6cases, the medical equipment is marketed and sold based on its performance and functionality as a whole. The self-developed software is not sold on a stand alone basis.

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

Warranty

The Company provides a product warranty to its customers to repair any product defects that occur generally within twelve months of the date of sales. Based on the limited number of actual warranty claims and the historically low cost of such repairs, the Company has not recognized a liability for warranty claims, but rather recognizes such cost when product repairs are made.

Research and development

Research and development costs are charged to expense as incurred. Research and developement costs mainly consist of remuneration for research and development staffs and material costs for research and development. The Company incurred $336,677 and $103,956 for the nine months ended September 30, 2007 and 2006, respectively.

Advertising costs

Advertising costs are expensed as incurred. The Company had not incurred advertising costs for the nine months ended September 30, 2007 and 2006, respectively.

Shipping and handling

The Company accounts for shipping and handling fees in accordance with Emerging Issues Task Force Consensus No. 00-10, "Accounting for Shipping and Handling Fees and Costs". While amounts charged to customers for shipping product are included in revenues, the related costs are classified in cost of goods sold as incurred. The Company had not incurred shipping and handling costs for the nine months ended September 30, 2007 and 2006, respectively.

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

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
September 30, 2007
(UNAUDITED)

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

The Company’s functional currency is the Chinese Renminbi ("RMB"). Assets and liabilities are translated to US$ at the rate of US$1.00=RMB7.9040 on September 30, 2006 and US$1.00=RMB 7.5196 on September 30, 2007. Income and expenses are incurred during the nine months ended September 30, 2006 and 2007 are translated to US$ at the average monthly ended rate of US$1.00=RMB7.9976 and US$1.00=RMB7.6530, respectively.

The translation rates represent the noon buying rate by the Federal Reserve Bank of New York. No representation is made that the Renminbi amounts could have been, or could be, converted into U.S. dollars at that rate or at any particular average monthly ended rates for the nine months ended September 30, 2007 and 2006, and on September 30, 2007 and 2006 or at any other date. All translation differences between RMB and U.S. dollar are recorded as other comprehensive income in the consolidated statements of income and reflected as accumulated other comprehensive income in the consolidated balance sheet and statement of shareholders’ equity.

The translation adjustment and effect of exchange rate changes on cash flow at September 30, 2007 were $285,718 and $306,168, respectively.

Comprehensive income

The Company has adopted SFAS No. 130 Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statements of Income and the Consolidated Statement of Stockholders’ Equity.

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

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
September 30, 2007
(UNAUDITED)

Segment reporting

The Company has no operating segments, as that term is defined in FASB Statement No. 131, Disclosure About Segments of an Enterprise and Related Information. All of the Company's operations and customers are in the PRC. Accordingly, no geographic information is presented.

Impact of New Accounting Standards

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, Accounting for Contingencies. The Company adopted the provisions of this statement on July 1, 2007. The cumulative effect of applying the provisions of FIN 48 would be reported as an adjustment to the opening balance of retained earnings on July 1, 2007. The Company did not anticipate that the adoption of this statement would have a material effect on the Company’s financial condition and results of operations.

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

NOTE 3 - INVENTORIES

At September 30, 2007, inventories consisted of the following:

Raw materials	$450,541
Work in process	467,906
$918,447

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
September 30, 2007
(UNAUDITED)

NOTE 4 - PREPAYMENTS AND OTHER CURRENT ASSETS

At September 30, 2007, prepayments and other current assets consisted of the following:

Prepayments to suppliers	$2,262,033
Advances to third parties	175,808
Other receivables	713,219
$3,151,060

NOTE 5 - PROPERTY AND EQUIPMENT

At September 30, 2007, property and equipment consisted of the following:
Building improvements	$156,368
Buildings	100,224
Production equipment	398,043
Furniture, fixture and office equipment	173,114
Motor vehicles	170,056
Construction in progress	3,058,023
$4,055,828
Less: Accumulated depreciation	(569,308)
$3,486,520

Depreciation expense is included in the consolidated statements of income. For the nine months ended September 30, 2007 and 2006, depreciation expense was $64,176 and $78,375, respectively.

Construction in progress represents buildings or construction, which is stated at actual construction cost less any impairment cost. Construction in progress is transferred to property and equipment when completed and ready for use.

NOTE 6 - INTANGIBLE ASSETS

At September 30, 2007, intangible assets consisted of the following:

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

For the nine months ended September 30, 2007 and 2006, amortization expense was $22,278 and $136,567.

NOTE 7 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

At September 30, 2007 accrued expenses and other current liabilities consisted of the following:

Accrued expenses	$257,524
Accrued payroll and welfare	235,221
Value added tax, other taxes payable	468,422
Customer deposits	3,002,565
$3,963,732

NOTE 8 - MINORITY INTEREST

Minority interest represents 25% equity interest of Shenzhen Hyper as of September 30, 2007.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
September 30, 2007
(UNAUDITED)

NOTE 9 - RELATED PARTY TRANSACTIONS

(a)	Summary of significant related party transactions

The significant related party transactions of the Company are summarized as follows:

Nine months ended September 30, 2007
Advances to a related party	$9,043

Amount is unsecured, interest-free advance for working capital purposes to Shenzhen Huiheng Industry Co., Ltd. (“Huiheng Industry”), which is under same control of Mr. Hui Xiaobing. Amount is repayable on demand.

(b)	Due to/from related parties

Due from a related party

Huiheng Industry (i)	$584,207

Due to related parties

Hui Xiaobing (ii)	$1,062

Clear Honest International Limited (iii)	112,594
$113,656

(i)	Represents interest-free advances to Huiheng Industry for working capital purpose and repayable on demand.

(ii)	Represents the balance of the settlement relating to the acquisition of Tibet Changdu in August 2006. The amount is payable on demand.

(iii)	Represents the balance of settlement relating to the redemption of 957,265 common shares prior to acquisition from Clear Honest International Limited

NOTE 10 - REGISTERED CAPITAL AND RETAINED EARNINGS

At September 30 2007, details of the registered capital and retained earnings are as the following:

Preferred stock at $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding;

Series A 7% convertible preferred stock at $0.001 par value; 300,000 shares authorized, 266,667 shares issued and outstanding with liquidation preference of $9,999,975;

Common stock at $0.001 par value; 74,000,000 shares authorized; 23,150,000 shares issued and 13,450,000 shares were outstanding.

Additional paid-in-capital amounted to $3,339,758;

Retained earnings for the nine months ended September 30, 2007 amounted to $3,339,758

NOTE 11 - REVENUE

For the nine months ended September 30 2007, revenue consisted of the following:

Revenue from product sales	$5,962,835
Revenue from provision of service	3,561,103
Revenue from tax refunds and others	1,468,383
TOTAL	$10,992,321

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
September 30, 2007
(UNAUDITED)

NOTE 12 - INCOME TAXES

Huiheng Medical, Inc. is a non-operating holding company. All of the Company’s income before income taxes and related tax expenses are from PRC sources. The Company's PRC subsidiaries file income tax returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”).

Income tax expense for the nine months ended September 30, 2007 and 2006 were $730,338 and $919,426, respectively.

As Tibet Changdu, Huiheng’s subsidiary is located in the western area in the PRC and is within the industry specified by relevant laws and regulations of the PRC, the tax rate applicable to Tibet Changdu is 15%.

The applicable tax rate for Wuhan Kangqiao, subsidiary of Tibet Changdu is 33%.

Shenzhen Hyper, another subsidiary of Tibet Changdu is a high-tech manufacturing company located in Shenzhen special economic region. Therefore, the applicable tax rate is also 15%. According to local tax regulation, Shenzhen Hyper is entitled to a tax-free period for the first two years, commencing from the first profit-making year and a 50% reduction in state income tax rate for the next six years. Shenzhen Hyper has not been making profit since its commencement to September 30, 2007.

A reconciliation of the expected income tax expense to the actual income tax expense for the nine months ended September 30, 2007 and 2006 are as follows:

	Nine Months Ended September 30,
	2007	2006
Income	$6,944,510	$6,004,129

Expected PRC income tax expense at statutory tax rate of 33%	2,291,688	1,981,362
Non-deductible expenses	(61,996)	(2,861)
Others	110,261	21,668
Tax rate differences	(1,609,615)	(1,080,743)

Actual income tax expense	$730,338	$919,426

The PRC tax system is subject to substantial uncertainties and has been subject to recently enacted changes. The interpretation and enforcement of which are also uncertain. The Company remains open to examination by the major jurisdictions to which the Company is subject to, in this case the PRC tax authorities.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of September 30, 2007 are presented below.

Current deferred tax assets:
Provision for doubtful accounts	$2,734
Provision for other receivables	16,860

Current deferred tax assets	$19,594

Non-current deferred tax assets:
Deferred expenses	$5,581
Non-current deferred tax assets	$5,581

Total deferred tax assets	$25,175

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilized.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are tested whether they are deductible or can be utilized, management believes that the deferred tax assets as of September 30, 2007 are more likely than not that it will not be realized.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
September 30, 2007
(UNAUDITED)
The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

NOTE 13 - CONCENTRATION OF CREDIT RISK

(i) Customers and Credit Concentrations

Two customers accounted for 89% and four customers accounted for 95% of net sales for the nine months ended September 30, 2007 and 2006 respectively. These customers also accounted for 79% and 97% of accounts receivable as of September 30, 2007 and 2006, respectively. As a result, a termination in relationship with or a reduction in orders from any of these customers could have a material impact on the Company’s results of operations and financial condition.

(ii) Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of September 30, 2007, all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which were insured or collateralized. However, management believes those financial institutions are of high credit quality and has assessed the loss arising from the non-insured cash and cash equivalents from those financial institutions to be immaterial to the consolidated financial statements. Therefore, no loss in respect of the cash and cash equivalent were recognized as of September 30, 2007.

NOTE 14 - FOREIGN OPERATIONS

Operations

All of the Company’s operations are carried out and all of its assets are located in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency fluctuation and remittances and methods of taxation, among other things.

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

As of September 30, 2007, the Company established and segregated in retained earnings an aggregate amount for the Statutory Surplus Reserve and the Statutory Common Welfare Fund of $1,185,256.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the section entitled “Selected consolidated financial data” and our consolidated financial statements and the related notes included elsewhere in this prospectus. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements.

OUR SELECTED RESULTS OF OPERATIONS

Comparison of nine months ended September 30, 2006 and 2007

Operating revenues

For the nine months ended September 30, 2007, net revenues amounted to $10.99 million, an increase by $1.95 million, compared to $9.05 million for the same period of the prior year, representing a 22% increase. This increase was primarily due to more unit installations during the first nine months of 2007 compared to the first nine months of 2006.

Revenues from product sales and services totaled $9.50 million for the nine months ended September 30, 2007, representing an increase by $1.17 million, or 14%, compared with $8.35 million in revenues generated from product sales and services for the same period of the prior year. This increase was due to more unit installations during the first nine months of 2007 compared to the first nine months of 2006.

For the nine months ended September 30, 2007, net revenues from tax refunds and subsidies totaled approximately $1.47 million, representing an increase by approximately $774,500 or 111.6% compared with $693,900 in revenues generated from tax refunds and subsidies over the same period of the prior year. This increase in tax refunds and subsidies was due our having a higher taxable income in 2006 compared to 2005, which resulted in our paying more tax in 2006 and receiving larger refunds and subsidies in 2007.

Cost of revenues

For the nine months ended September 30, 2007 the total cost of revenues amounted to $2.56 million, an increase by $427,000 or 20% compared to $2.14 million for the same period of the prior year. This increase in costs was due to increases in orders and installations.

Gross margin

As a percentage of net revenues, the overall gross margin increased to 77%, for the nine months ended September 30, 2007, from 76% for the same period in the prior year. This slight increase was due the increase of tax refunds and subsidies for the first nine months of 2007 compared with the first nine months of 2006.

Operating expenses

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries and related expenses for personnel engaged in sales, marketing and customer support functions along with the costs of advertising and other marketing activities.

Sales and marketing expenses were approximately $61,000 for the nine months ended September 30, 2007, an increase of roughly $400 compared to approximately $60,600 for the same period of the prior year.

General and administrative expenses

General and administrative expenses amounted to approximately $1.08 million for the nine months ended September 30, 2007, representing an increase of roughly $343,000, or 46%, compared to approximately $738,500 for the same period of the prior year. The increase in general and administrative expenses resulted from the expenses incurred over that period related to the acquisition of Allied Moral Holdings, the BVI parent of our Chinese operating companies.

Research and development expenses

Research and development expenses consist mostly of employee compensation, materials consumed and experiment expenses for specific new product research and development, and any expenses incurred for basic research on advanced technologies. Research and development expenses were presented on the statement of income as $336,700 for the nine months ended September 30, 2007, an increase of $233,000 or 224%, compared to $104,000 in the same period of the prior year. This increase was due to our adding additional research and development staff in 2007 and the increased expenses associated with the development of new products including our next generation SGS unit, the SGS III, and our linear accelerator (LINAC) unit.

Income Tax Provision

For the nine months ended September 30, 2007, the Company’s income tax provision was $730,300 whereas the income tax provision was $919,400 for the same period of the prior year. The lower income tax provision for the first nine months of 2007, compared to the first nine months of 2006, occurred as a result of one of our subsidiaries deducting accumulated losses from the prior year from our taxable income, thereby reducing our income tax provision.

Net income

For the nine months ended September 30, 2007, the Company’s net income amounted to $6.21 million, an increase by $1.13 million, or 22%, compared to $5.08 million for the same period in the prior year. This increase was attributable to an increase in both the sales of equipment and service income.

Comprehensive income

For the nine months ended September 30, 2007, the Company’s comprehensive income, which reflects the change in currency translations on the net income, amounted to $6.49 million, an increase by $1.4 million, or 28%, compared to $5.09 million for the prior year.

Comparison of three months ended September 30, 2006 and 2007

Operating revenues

For the three months ended September 30, 2007, net revenues amounted to $2.43 million, a decrease by $121,000 compared to $2.55 million for the same period of the prior year. This decrease resulted from delayed installation dates of units sold. We anticipate those units will be installed during the next quarter at which time we will recognize the revenue to be generated.

Revenues from product sales and services totaled $1.98 million for the three months ended September 30, 2007, representing a decrease of $182,100, or 8%, over the $2.16 million in revenues from product sales and services for the same period of the prior year.

For the three months ended September 30, 2007, net revenues from tax refunds and subsidies totaled approximately $451,200, representing an increase of approximately $61,000, or 16%, over the $390,200 in tax refunds and subsidies for the same period of the prior year. This increase in tax refunds and subsidies was due our having a higher taxable income in 2006 compared to 2005, which resulted in us paying more tax in 2006 and receiving larger refunds and subsidies in 2007.

Cost of revenues

For the three months ended September 30, 2007 the total cost of revenues amounted to $442,600, an increase by $35,300, or 8%, compared to $407,300 for the same period of the prior year. This increase was due to a sale of a LINAC and multi-leaf collimeter (MLC) unit over that period, a device that has a relatively high cost of revenues.

Gross margin

As a percentage of net revenues, the overall gross margin decreased to 82% for the three months ended September 30, 2007 from 84% for the same period in the prior year. This decrease was due to the cost structure of the units installed over that period. Because we are in the process of developing our LINAC unit, we presently integrate our MLC with a LINAC unit purchased from one of our preferred vendors. Once we finish the development of our LINAC unit, we anticipate sales of our integrated LINAC and MLC to achieve a higher gross profit margin.

Operating expenses

Sales and marketing expenses

Sales and marketing expenses mainly consist of salaries and related expenses for personnel engaged in sales, marketing and customer support functions and costs associated with advertising and other marketing activities.

Sales and marketing expenses were approximately $18,800 for the three months ended September 30, 2007, a decrease of 21% or roughly $5,000, compared to approximately $23,800 for the same period of the prior year.

General and administrative expenses

General and administrative expenses amounted to approximately $331,600 for the three months ended September 30, 2007, representing an increase of roughly $105,000, or 46%, compared to approximately $226,600 for the same period of the prior year. The increase in general and administrative expenses resulted from increasing our expenditures on human resources over that period.

Research and development expenses

Research and development expenses are comprised mostly of employee compensation, materials consumed and experiment expenses for specific new product research and development, and any expenses incurred for basic research on advanced technologies. Research and development expenses were presented on the statement of income as $293,000 for the three months ended September 30, 2007, an increase of $228,700 or 356%compared to $64,300 in the same period of the prior year. The increase is attributed to expenses associated with the development of new products including our next generation SGS unit, the SGS III, and our LINAC unit.

Income Tax Provision

For the three months ended September 30, 2007, the Company’s income tax provision was $207,000, whereas the income tax provision was $300,700 for the same period of the prior year.  The lower income tax provision for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, occurred as a result of one of our subsidiaries deducting accumulated losses from the prior year from our taxable income, thereby reducing our income tax provision.

Net income

For the three months ended September 30, 2007, the Company’s net income amounted to $1.25 million, a decrease by $296,700 compared to $1.55 million for the prior year, or 20%. This decrease was attributable primarily to higher operating expenses over that period compared with the prior period, principally in the areas of research and development and general and administrative expenses.

Comprehensive income

For the three months ended September 30, 2007, the Company’s comprehensive income, which reflects the change in currency translations on the net income, amounted to $1.37 million, a decrease by $184,000 compared to $1.56 million for the prior year, or 12%. A significant portion of this increase resulted from the appreciation of the RMB versus the US dollar during the periods reported on.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has financed its operations primarily through cash flows from operations as well as short term and long term borrowings from banks.

As of September 30, 2007, the Company had total assets of $17.25 million, of which cash amounted to $539,000, accounts receivable amounted to $7.61 million, prepayment and other current assets amounted to $3.15 million and inventories amounted to $918,000. Working capital was approximately $7.9 million. The quick ratio was approximately 2.43:1.

Comparison of nine months ended September 30, 2006 and 2007

Net cash from operating activities totaled approximately $3.49 million for the nine months ended September 30, 2007, a decrease by $3.19 million compared to $6.7 million for the same period in the prior year. This decrease resulted primarily from the following changes in the operating assets and liabilities:

•	$4.96 million increase in accounts receivable;

•	$706,200 decrease in inventories;

•	$364,500 increase in prepayments and other receivable;

•	$55,000 increase in accounts payable;

•	$693,000 decrease in tax payable;

•	$2.4 million increase in accrued expenses and other current liabilities;

Cash collected from accounts receivable for the nine months ended September 30, 2007 was significantly lower than cash collected from accounts receivables for the nine months ended September 30 2006. This was due to an abnormal, large accounts receivable payment made by one of the company’s major customers during the nine months ended September 30, 2006.

Net cash from investing activities was ($3.14) million and ($21,500) for the nine months ended September 30, 2007 and 2006, respectively. The cash used by investing activities was primarily used to equip our new office facility into which we moved to support our growing operations.

Cash flows provided by financing activities amounted to ($456,000) and ($6.5) million for the nine months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007, cash flows generated by financing activities consisted of $9.3 million of contributed capital, ($6.2 million) as a repayment of advances to related parties and ($3.58) million as a payment for redemption of common shares.

Comparison of years ended December 31, 2005 and 2006

Net cash used in operating activities totaled $10.55 million for year ended December 31, 2006, an increase by $9.78 million compared to $764,854 for the prior year, representing a 1280.0% increase. This increase resulted primarily from the following factors: 1) the increase in net income of $2.82 million; and 2)] the following changes in the operating assets and liabilities:

•	$4.98 million decrease in accounts receivable;
•	$135,437 increase in inventory;
•	$16,437 increase in prepayments and other receivable;
•	$114,838 decrease in accounts payable;
•	$547.612 increase in tax payable;
•	$1.78 million decrease in accrued liabilities;
•	$1,024 increase in amounts due to related parties.

The decrease in accounts receivable was due to the Company’s enhanced ability of receivable collections. The decrease in accounts payable was due to fewer device sales over the period that required prepayments to manufacturing vendors. The decrease in accrued liabilities was also due to fewer device sales over that period that required prepayments to manufacturing vendors. The increase in tax payable was due to the increase in revenue and net income over that period.

Net cash used by investing activities was -$260,107 and -$283,603 for the years ended December 31, 2005 and 2006, respectively. The cash used by investing activities consisted mainly of capital expenditures, advances to third parties and advances to related parties.

Cash flows provided by financing activities amounted to -$477,064 and -$10.06 million for the year ending December 31, 2005 and 2006, respectively. Cash flows generated by financing activities consist of dividends paid and repayments of advances to third parties. There was a dividend payment of approximately $9.16 million compared to $0 in the prior year. This dividend was declared prior to the private financing in which Allied engaged in January 2007 and paid upon the closing of that financing. As a result of these changes, the financing activities for year ended December 31, 2006 created a decrease of $9.58 million compared to the financing activities for the same period of the prior year.

Working Capital

The Company’s working capital has decreased by $512,000 over the period between December 31, 2005 and December 31, 2006. Total current assets at December 31, 2006 amounted to $8.11 million, a decrease by approximately $4.01 million compared to $12.12 million at December 31, 2005. The decrease was attributable mainly to a significant decrease in accounts receivable.

Current liabilities amounted to $9.44 million at December 31, 2006, in comparison to $11.30 million at December 31, 2005. The decrease is attributable mainly to following factors: First, a decrease of $1.67 million in accrued liabilities and other payables; second, a decrease of $655,000 in liabilities due to a related party.

The current ratio increased from 1.07 at December 31, 2005 to 0.86 at December 31, 2006. The changes in current ratio were due mainly to a larger percent reduction of current liabilities than current assets, year over year.

ITEM 3. CONTROLS AND PROCEDURES.

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2007 was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HUIHENG MEDICAL, INC.

Dated: November 19, 2007	/s/ Hui Xiaobing
Hui Xiaobing
Chief Executive Officer (Principal Executive Officer)

/s/ Richard Shen
Richard Shen Chief Financial Officer (Principal Accounting and Financial Officer)