Form 10KSB
period 2007-12-31
HUIHENG MEDICAL, INC.
filed 2008-04-10
CIK 1353972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-146975

HUIHENG MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4078899
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Huiheng Building, Gaoxin 7 Street South, Keyuannan Road, Nanshan District, Shenzhen Guangdong, P.R. China 518057 (Address of principal executive offices)

86-755-25331366
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:
None

Securities registered under Section 12(g) of the Act:

None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☑

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

State issuer’s revenues for its most recent fiscal year: $15.94 million (net revenues).

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 3, 2008 was approximately $17,426,165, based upon the closing price reported for such date on the Over-the-Counter Bulletin Board maintained by the NASD. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 1, 2008, there were 13,800,137 shares of the issuer’s $0.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure format (check one): Yes ☐ No ☑

PART I

Item 1. Description of Business.

This Annual Report contains certain forward-looking statements. When used in this Annual Report, statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” “may,” “project,” “plan” or “continue,” and similar expressions are intended to identify forward-looking statements. They also include statements containing anticipated business developments, a projection of revenues, earnings or losses, capital expenditures, dividends, capital structure or other financial terms.

The forward-looking statements in this Annual Report are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. These forward-looking statements are based on our current plans and expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and our future financial condition and results.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this filing might not occur. We qualify any and all of our forward-looking statements entirely by these cautionary factors. As a consequence, current plans, anticipated actions and future financial conditions and results may differ from those expressed in any forward-looking statements made by or on our behalf. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented herein.

We design and sell precision radiotherapy equipment used for the treatment of cancer and tumors in The People’s Republic of China (“PRC”). Our patented line of gamma treatment systems (“GTS”) quickly and accurately deliver a well-defined conforming dose of radiation to the target tissue while sparing surrounding normal tissue. We have approximately 17 patents issued in the PRC and internationally covering our product line.

Our customers are health care providers and third party hospital equipment investors, with the hospital as end user. We also offer our customers comprehensive post-sales services for our products as well as third party manufactured products. These post sales services include radioactive cobalt source replacement and disposal, medical expert training, clinical trial analysis, patient tumor treatment analysis, software upgrades and patient care consulting.

Our net revenues increased from $9.8 million in 2005 to $12.4 million in 2006 and to $15.94 in 2007. Our net income increased from $4 million in  2005 to $6.8 million in 2006 and to $9.02 in 2007. Over the last 5 years, management of Huiheng believes (based solely upon its knowledge of the industry) that it has sold more GTS units in China than any other company, as a result of the high quality, high performance and low-cost of its products.

We were founded in 2001 by Hui Xiaobing, who was a pioneer in the GTS industry in the PRC. Mr. Hui served as president and Chairman of Shenzhen OUR Technology, Co., Ltd., the first PRC company to develop a gamma treatment system. Mr. Hui is also the former CEO of Everbright Securities, a major Chinese financial institution.

Our Strategies

Our goal is to gain a greater market share in the GTS market in the PRC, by pursuing the following strategies:

•	broadening our product offering, including the launch of four new products estimated to be released between Q2 2008 and Q4 2009;
•	exploring opportunities to develop international markets in South America, Eastern Europe and Southeast Asia;
•	expanding our sales and distribution force;
•	pursuing relationships with foreign medical equipment technology leaders;
•	continuing to offer high quality, low cost development services; and
•	augmenting our strong commitment to R&D for the development of state-of-the-art equipment to maintain technological competitiveness.

Our Strengths

We believe, based solely on management’s knowledge of our industry, that we are a leader in the GTS market in the PRC. We consider our core competitive strengths to be:

•	experienced and market savvy leadership;
•	strong customer relationships and network;
•	proprietary technology;
•	production model and relationships;
•	high quality product line;
•	strong gross margins and pricing flexibility;
•	consistent, high quality post sale customer service and support;
•	experienced research and development team; and
•	strong R&D partnerships with Beijing University, China Science & Technology University and Public Healthcare Institute of Jilin University.

Our Industry

The market for medical equipment and supplies in the PRC is segmented into geographical regions. Hospitals with greater spending power tend to be located in large towns and cities in the eastern part of the PRC, where rapid economic growth has taken place during the last two decades and where the population tends to have higher income. Medical equipment and supplies distribution is a very specialized and localized sector in the PRC. Distributors of medical equipment and supplies operate in the PRC within various relatively small and geographically dispersed markets, each based in a wealthy eastern city to cover the surrounding areas, with few distributors willing or able to cover the entire country. Most distributors focus on the PRC’s eastern cities, where the bulk of purchasing power is concentrated, while the western part of the PRC has very limited coverage by distributors. The fact that different areas of the PRC have their own medical and insurance practices, purchasing policies and regulatory issues further increases the complexity of medical equipment and supplies distribution in the PRC.

The medical device market in the PRC was estimated to be approximately $5.0 billion in 2006. This market is expected to grow at a compound annual growth rate of almost 24 percent till 2010. In particular, the country is expected to see an increased demand for digital imaging devices, owing to the developments of information technology. And as a result of the 2003 SARS crisis the government has further heightened its awareness of the need to improve the country’s healthcare infrastructure, making healthcare a top national priority for years to come.

The PRC’s aging population and the popularization of private hospitals and clinics coupled with the demand for the high-quality medical devices and efficient healthcare services are some of the key factors contributing to the growth of the medical device market in the country. Additionally, initiatives by the government, such as reforms in the national medicine system, are also fueling growth in the industry.

The PRC radiotherapy industry has the following characteristics:

•	decreasing fragmentation of market as small suppliers find it difficult to compete;

•	high degree of government regulation with respect to unit pricing;

•	low penetration rates of less than one radiotherapy system per million persons;

•	large discrepancy between demand and access to radiation oncology systems;

•	high barriers to entry due to both high technology requirement and established relationship contacts; and

•	cancer continuing to be the leading cause of death in the PRC in the years 2004, 2005 and 2006.

Our Market

The Ministry of Health has identified cancer as the leading cause of death in the PRC for the years 2004, 2005 and 2006. To the extent that cancer-related illness and death are caused by environmental factors, the air and water pollution associated with the PRC’s rapid industrial expansion are expected to increase the rate of both. As a result, effective treatment of cancer is a high priority for the PRC healthcare system.

Radiotherapy is used in approximately 50% of all cancer treatments worldwide. In 2006, there were 0.6 radiotherapy units per million people in the PRC. The World Health Organization recommends 6 radiotherapy units per million people for “developed” countries. The United States, for example, has 13 units per million people.

•      According to the World Health Organization between 2000 and 2020 approximately 150 million people will be diagnosed with cancer, of which 100 million should be treated with radiation therapy. Overall, the Asia Pacific region has the greatest discrepancy between the estimated need and supply wherein only 1,147 radiotherapy systems are available for a current demand of 4000 systems.

•      Trends in the radiotherapy market in the PRC include:

• increasing ability of PRC medical community to detect cancer at treatable stages;

• increasing acceptance of use of western style medicine;

• emerging middle class with increased financial ability to pay for medical procedures and demand for improved cancer care; and

• government indications to increase permissible spending on medical device procurement.

Corporate Structure

We are a Nevada holding company and conduct all of our business through our operating subsidiaries as described in the below chart. We own 100% of the equity interest of Allied Moral Holdings, Ltd. (“Allied Moral”), a British Virgin Islands company that, in turn, owns 100% of the equity interest of Tibet Changdu Huiheng Development Company, Ltd. (“Changdu Huiheng”), a Tibetan holding company that, in turn, directly owns 100%, 75% and 50%, respectively, of our operating subsidiaries, Wuhan Kangqiao Medical New Technology Company, Ltd. (“Wuhan Kangqiao”), a PRC company, Shenzhen Hyper Technology Company, Ltd. (“Shenzhen Hyper”), a PRC company and Beijing Yuankang Kbeta Nuclear Technology Co., Ltd. (“Beijing Kbeta”), a PRC company. Wuhan Kangqiao focuses on research and development and managing production of the Head Gamma System and Body Gamma System. Shenzhen Hyper focuses on research and development and production management of the Super Gamma System and linear accelerators. Beijing Kbeta focuses on installation and replacement of the Cobalt 60 sources. The remaining equity interests in Shenzhen Hyper and Beijing Kbeta are owned by unrelated unaffiliated parties.

Previous Operations

Prior to the change of control transaction in September 2006, we were engaged in the business of importing molding and door components and our corporate name was Pinewood Imports, Ltd. In September 2006, we changed our corporate name to Mill Basin Technologies, Ltd. In May 2007, we were subject to another change of control transaction, in which we acquired Allied Moral.

Corporate Information

Our principal executive office is located at Huiheng Building, Gaoxin 7 Street South, Keyuannan Road, Nanshan District, Shenzhen Guangdong, P.R. China 518057. Our telephone number at that address is 86-755-25331366. Our website address is www.huihengmedical.com. The information on our website is not a part of this prospectus.

Risks Related To Our Business

Adverse trends in the medical equipment industry, such as an overall decline in sales or a shift away from the therapies that our products support, may reduce our revenues and profitability.

Our business depends on the continued vitality of the radiotherapy equipment industry, which is subject to technological change, short product life cycles and margin pressures. It is possible that innovations in other means of treatment of tumors or improvements in radiotherapy equipment developed by others will make our products unattractive in relative terms, reducing our revenues and profits.

We do not have long-term purchase commitments from customers and have to rely on maintaining a steady stream of new orders for our products.

Our medical equipment is generally sold one unit at a time to a particular customer, and most of our customers do not reorder our products. As a result, the continued growth of our business involves making sales to an increasing number of new customers each year, rather than being able to rely on continuing orders from existing customers. The failure to find and sell to a significant number of new customers each year would limit our revenues and profits.

We also make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, facility requirements, personnel needs and other resource requirements, based upon our estimates of future sales. Because many of our costs and operating expenses are fixed, a reduction in customer demand can reduce our gross margins and operating results. Additionally, from time to time, we may purchase quantities of supplies and materials greater than required by customer orders to secure more favorable pricing, delivery or credit terms. These purchases can expose us to losses from cancellation costs, inventory carrying costs or inventory obsolescence if the expected demand does not materialize , and hence adversely affect our business and operating results.

Failure to optimize our sourcing activities and cost structure could materially increase our overhead, causing a decline in our margins and profitability.

We strive to utilize our suppliers of parts and manufacturing services in an efficient manner. The efficiency of our operations depend in part on our success in accurately forecasting demand of our sales and planning component parts and outsourced manufacturing services for new products that we intend to produce. Failure to optimize our sourcing activities and cost structure could materially and adversely affect our business and operating results.

Moreover, our cost structure is subject to fluctuations from inflationary pressures. China is currently experiencing dramatic growth in its economy. This growth may lead to continued pressure on wages and salaries that may exceed increases in productivity. In addition, these may not be compensated for and may be exacerbated by exchange rate movements.

Our business is subject to intense competition, which may reduce demand for our products and materially and adversely affect our business, financial condition, results of operations and prospects.

The medical device market is highly competitive, and we expect the level of competition to remain at its current level or intensify. We face direct competition in China and will do so in other markets should we expand internationally. This competition is across all product lines and at all price points. Our competitors also vary significantly according to business segment. For domestic sales, our competitors include publicly traded and privately held multinational companies, as well as domestic Chinese companies. For international sales, which we are planning to commence in the near future, our competitors are primarily publicly traded and privately held multinational companies. We also face competition in international sales from companies that have local operations in the markets in which we sell our products. Some of our larger competitors especially the multinational company, have, among them:

•	greater financial and other resources;

•	A larger variety of products;

•	more products that have received regulatory approvals;

•	more extensive research and development and technical capabilities;

•	patent portfolios that may present an obstacle to our conduct of business;

•	greater knowledge of local market conditions where we seek to increase our international sales;

•	stronger brand recognition; and

•	larger sales and distribution networks.

As a result, we may be unable to offer products similar to, or more desirable than, those offered by our competitors, market our products as effectively as our competitors or otherwise respond successfully to competitive pressures. In addition, our competitors may be able to offer discounts on competing products as part of a “bundle” of non-competing products, systems and services that they sell to our customers, and we may not be able to match those discounts while retaining profitability. Furthermore, our competitors may develop technologies and products that are more effective than those we currently offer or that render our products obsolete or uncompetitive. In addition, the timing of the introduction of competing products into the market could affect the market acceptance and market share of our products. Our failure to compete successfully could materially and adversely affect our business, financial condition, results of operation and prospects.

Moreover, some of our internationally-based competitors have established or are in the process of establishing production and research and development facilities in China, while others have entered into cooperative business arrangements with Chinese manufacturers. If we are unable to develop competitive products, obtain regulatory approval or clearance and supply sufficient quantities to the market as quickly and effectively as our competitors, market acceptance of our products may be limited, which could result in decreased sales. In addition, we may not be able to maintain our outsourced manufacturing cost advantage.

In addition, we believe that corrupt practices in the medical device industry in China still occur, although it is difficult to know how frequently. To increase sales, certain manufacturers or distributors of medical devices may pay kickbacks or provide other benefits to hospital personnel who make procurement decisions. Our company policy prohibits these practices. As a result, as competition intensifies in the medical device industry in China, we may lose sales, customers or contracts to competitors who engage in these practices, and there may be no remedy we can pursue to prevent this.

We may fail to effectively develop and commercialize new products, which would materially and adversely affect our business, financial condition, results of operations and prospects.

The medical device market is developing rapidly and related technology trends are constantly evolving. This results in frequent introduction of new products, relatively short product life cycles and significant price competition. Consequently, our success depends on our ability to anticipate technology development trends and identify, develop and commercialize in a timely and cost-effective manner new and advanced products that our customers demand. Moreover, it may take an extended period of time for our new products to gain market acceptance, if at all. Furthermore, as the life cycle for a product matures, the average selling price generally decreases. Although we have previously offset the effect of declining average sales prices through increased sales volumes and reductions in outsourced manufacturing costs, we may be unable to continue to do so. Lastly, during a product’s life cycle, problems may arise regarding regulatory, intellectual property, product liability or other issues which may affect its continued commercial viability.

Whether we are successful in developing and commercializing new products is determined by our ability to:

•	accurately assess technology trends and customer needs and meet market demands;

•	optimize our procurement processes to predict and control costs;

•	manufacture and deliver products in a timely manner;

•	increase customer awareness and acceptance of our products;

•	minimize the time and costs required to obtain required regulatory clearances or approvals;

•	anticipate and compete effectively with other medical device companies;

•	price our products competitively; and

•	effectively integrate customer feedback into our research and development planning.

If we fail to obtain or maintain applicable regulatory clearances or approvals for our products, or if such clearances or approvals are delayed, we will be unable to commercially distribute and market our products at all or in a timely manner, which could significantly disrupt our business and materially and adversely affect our sales and profitability.

The sale and marketing of our products are subject to regulation in the PRC and in most other countries where we intend to conduct business. For a significant portion of our sales, we need to obtain and renew licenses and registrations with the PRC State Food and Drug Administration, or SFDA, and its equivalent in other markets. The processes for obtaining regulatory clearances or approvals can be lengthy and expensive, and the results are unpredictable. We recently have experienced unexpected delays in obtaining regulatory approval for our new products, and we cannot be certain how long the additional delays will be. In addition, the relevant regulatory authorities may introduce additional requirements or procedures that have the effect of delaying or prolonging the regulatory clearance or approval for our existing or new products. For example, the SFDA introduced a new safety standard to its approval process for new medical devices which we believe has increased the typical time period required to obtain such approval by approximately three months. If we are unable to obtain clearances or approvals needed to market existing or new products, or obtain such clearances or approvals in a timely fashion, our business would be significantly disrupted, and our sales and profitability could be materially and adversely affected.

In particular, as we enter foreign markets, we lack the experience and familiarity with both the regulators and the regulatory regimes, which could make the process more difficult, more costly, more time consuming and less likely to succeed.

Failure to manage our growth could strain our management, operational and other resources, which could materially and adversely affect our business and prospects.

Our growth strategy includes building our brand, increasing market penetration of our existing products, developing new products, increasing our targeting of hospitals in the PRC, and expanding internationally. Pursuing these strategies has resulted in, and will continue to result in, substantial demands on management resources. In particular, the management of our growth will require, among other things:

•	continued enhancement of our research and development capabilities;

•	information technology system enhancement;

•	stringent cost controls and sufficient liquidity;

•	strengthening of financial and management controls and information technology systems;

•	increased marketing, sales and sales support activities; and

•	hiring and training of new personnel.

If we are not able to manage our growth successfully, our business and prospects would be materially and adversely affected.

We extend credit to our customers and may not be able to collect all receivables due to us, and our inability to collect such receivables may have an adverse effect on our immediate and long-term liquidity.

The typical terms on which we sell our products provides for the customer to make a deposit at the time that the order is placed and to make progress payments at various stages of the manufacturing, shipping, installation and testing process. The final payment is not due until after the testing is complete and the customer accepts the product as meeting the specifications. We have limited ability to compel that final payment from the customer. Legal action is available, but the time it takes and the outcome of any litigation is inherently uncertain, particularly in the PRC, where the civil justice system continues to evolve. Should we be unable to collect on these accounts, it would reduce our liquidity and profitability.

We generate a significant portion of our revenues from a small number of products, and a reduction in demand for any of these products could materially and adversely affect our financial condition and results of operations.

We derive a substantial percentage of our revenues from a small number of products. As of December 31, 2007, we had just four products in our portfolio. In 2007, we shipped our first multileaf collimator, increasing our portfolio to four products. As a result, continued market acceptance and popularity of these products is critical to our success. A reduction in demand due to, among other factors, the introduction of competing products, the entry of new competitors, or end-users’ dissatisfaction with the quality of our products, could materially and adversely affect our financial condition and results of operations.

If we experience a significant number of warranty claims, our costs could substantially increase and our reputation and brand could suffer.

We typically sell our products with warranty terms covering 12 months after purchase. Our product warranty requires us to repair all mechanical malfunctions and, if necessary, replace defective components. We accrue liability for potential warranty claims at the time of sale based on historical experience. If we experience an increase in warranty claims or if our repair and replacement costs associated with warranty claims increase significantly, we may have to accrue a greater liability for potential warranty claims. Moreover, an increase in the frequency of warranty claims could substantially increase our costs and harm our reputation and brand. Our business, financial condition, results of operations and prospects may suffer materially if we experience a significant increase in warranty claims on our products.

We may need additional capital, and we may be unable to obtain such capital in a timely manner or on acceptable terms, or at all.

For us to grow, remain competitive, develop new products and expand our distribution network, we may require additional capital. Our ability to obtain additional capital is subject to a variety of uncertainties, including:

•	our future financial condition, results of operations and cash flows;

•	general market conditions for capital raising activities by medical device and related companies; and

•	economic, political and other conditions in China and elsewhere.

We may be unable to obtain additional capital in a timely manner or on acceptable terms or at all. Furthermore, the terms and amount of any additional capital raised through issuances of equity securities may result in significant shareholder dilution.

Products we develop may contain design or manufacturing defects, which could result in reduced demand for our services and customer claims, causing us to sustain additional costs, loss of business reputation and legal liability.

Our products are highly complex and may at times contain design or manufacturing errors or failures. Any defects in the products we develop, whether caused by a design, manufacturing or component failure or error, may result in claims, delayed shipments to customers or reduced or cancelled customer orders. If these defects occur, we will incur additional costs, and if in they occur in large quantity or frequently, we may sustain additional costs, loss of business reputation and legal liability.

Any product recall could have a material adverse effect on our business, results of operations and financial condition.

Complex medical devices, such as our radiotherapy systems, can experience performance problems that require review and possible corrective action by the manufacturer. From time to time, we receive reports from users of our products relating to performance problems they have encountered. We expect that we will continue to receive customer reports regarding performance problems they encounter through the use of our products. Furthermore, component failures, manufacturing errors or design defects that could result in an unsafe condition or injury to the patient might occur. Any serious failures or defects could cause us to withdraw or recall products, which could result in significant costs such as repair and product replacement costs. We cannot assure you that market withdrawals or product recalls will not occur in the future, which could have a material adverse effect on our business, financial condition and results of operations. We are currently unable to ensure against this type of liability in China.

We could become involved in intellectual property disputes, resulting  in substantial costs and diversion of our management resources. Such disputes could materially and adversely affect our business by increasing our expenses and limiting the resources that we can devote to expansion of our business, even if we ultimately prevail.

We currently possess approximately 17 patents issued in the PRC and internationally. If one of our patents is infringed upon by a third party, we may need to devote significant time and financial resources to attempt to halt the infringement. We may not be successful in defending the patents involved in such a dispute. Similarly, while we do not knowingly infringe on patents, copyrights or other intellectual property rights owned by other parties, we may be required to spend a significant amount of time and financial resources to resolve any infringement claims against us. We may not be successful in defending our position or negotiating an alternative remedy. Any litigation could result in substantial costs and diversion of our management resources and could   reduce our revenues and profits.

We also rely on trade secrets, proprietary know-how and other non-patentable technology, which we seek to protect through non-disclosure agreements with employees. We cannot assure you that these non-disclosure agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets, proprietary know-how and other non-patentable technology will not otherwise become known to, or be independently developed by, our competitors.

Implementation and enforcement of PRC intellectual property-related laws has historically been deficient and ineffective, and is hampered by corruption and local protectionism. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Policing unauthorized use of proprietary technology is difficult and expensive, and we might need to resort to litigation to enforce or defend patents issued to us or to determine the enforceability, scope and validity of our proprietary rights or those of others. The experience and capabilities of PRC courts in handling intellectual property litigation varies, and outcomes are unpredictable. Further, such litigation may require significant expenditure of cash and management efforts and could harm our business, financial condition and results of operations. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation.

We may develop new products that may not gain market acceptance, and our significant costs in designing and manufacturing services for new product solutions may not result in sufficient revenue to offset those costs or to produce profits.

We operate in an industry characterized by frequent technological advances, the introduction of new products and new design and manufacturing technologies. We are expecting to introduce four new products during the period from Q2 2008 through Q4 2009. As a result, we are expending funds and committing resources to research and development activities, possibly requiring additional engineering and other technical personnel; purchasing new design, production, and test equipment; and continually enhancing design processes and techniques. Delays in product approval could result in increased costs. We may invest in equipment employing new production techniques for existing products and new equipment in support of new technologies that fail to generate adequate returns on the investment due to insufficient productivity, functionality or market acceptance of the products for which the equipment may be used. We could, therefore, incur significant sums in design and manufacturing services for new products that do not result in sufficient revenue to make those investments profitable.

Our limited operating history makes evaluating our business and prospects difficult.

Shenzhen Hyper commenced operations in September 2001, and delivered the first unit of our Super Gamma System (“SGS”) in that year. Wuhan Kangqiao also commenced operation in September of 2001, and it delivered the first unit of our Body Gamma Treatment System (“BGTS”) in 2003 and the first unit of our Head Gamma Treatment System (“HGTS”) in 2004. As a result, we have a limited operating history which may not provide a meaningful basis for you to evaluate our business, financial performance and prospects. We may not have sufficient experience to address the risks frequently encountered by early-stage companies, and as a result we may not be able to:

•	maintain profitability;

•	preserve our what we believe (based solely on management's knowledge of industry) is leading position in the market of Gamma Treatment System tumor therapy devices in China;

•	acquire and retain customers;

•	attract, train, motivate and retain qualified personnel;

•	keep up with evolving industry standards and market developments;

•	increase the market awareness of our products;

•	respond to competitive market conditions;

•	maintain adequate control of our expenses;

•	manage our relationships with our suppliers and distributors; or

•	protect our proprietary technologies.

If we are unsuccessful in addressing any of these risks, our business may be materially and adversely affected.

Our component and materials suppliers may fail to meet our needs, causing us to experience outsourced manufacturing delays, which may harm our relationships with current or prospective customers and reduce sales.

We acquire many of the components of our equipment from third parties. This generally serves to reduce our commitment risk but does expose us to supply risk and to price increases that we may not be able to pass on to our customers.   There may be shortages of some of the materials and components that we use. If we are unable to obtain sufficient amounts of components or materials on a timely basis, we may experience outsourced manufacturing delays, which could harm our relationships with current or prospective customers and reduce sales.

We are subject to product liability exposure and have no product liability insurance coverage.

As our main products are medical devices used for the treatment of patients, we are exposed to potential product liability claims in the event that the use of our products causes or is alleged to have caused personal injuries or other adverse effects. A successful product liability claim against us could require us to pay substantial damages. Product liability claims against us, whether or not successful, are costly and time-consuming to defend. Also, in the event that our products prove to be defective, we may be required to recall or redesign such products. As the insurance industry in China is still in an early stage of development, we do not have any product liability insurance. A product liability claim, with or without merit, could result in significant adverse publicity against us, and could have a material adverse effect on the marketability of our products and our reputation, which in turn, could have a material adverse effect on our business, financial condition and results of operations. In addition, we do not have any business interruption insurance coverage for our operations. Any business disruption or natural disaster could result in substantial costs and diversion of resources.

New product development in the medical device and supply industry is both costly and labor-intensive and has a very low rate of successful commercialization.

Our success will depend in part on our ability to enhance our existing products and technologies and to develop and acquire new products or technologies. The development process for medical technology is complex and uncertain, as well as time-consuming and costly. Product development requires the accurate assessment of technological and market trends as well as precise technological execution. We cannot assure you that:

•	our product or technology development will be successfully completed;

•	necessary regulatory clearances or approvals will be granted by the SFDA or other regulatory bodies as required on a timely basis, or at all; or

•	any product or technology we develop can be commercialized or will achieve market acceptance.

Also, we may be unable to locate suitable products or technologies to acquire or acquire such products or technologies on commercially reasonable terms. Failure to develop or acquire, obtain necessary regulatory clearances or approvals for, or successfully commercialize or market potential new products or technologies could have a material adverse effect on our financial condition and results of operations.

The price and the sales of our products may be adversely affected by reductions in treatment fees by the Chinese Government.

Treatment fees for our radiotherapy systems, like many other medical treatments, are subject to prices set by provincial governments in China, and these prices can be adjusted downward or upward from time to time. If the treatment fees for our products are reduced by the government, some hospitals and distributors may be discouraged from buying our products, which would reduce our sales. We may need to decrease the price of our products to provide hospitals acceptable returns on their purchases. Our business or results of operations may be adversely affected by a reduction in treatment fees for our products in the future.

We may not be able to secure financing needed for future operating needs on acceptable terms, or on any terms at all.

From time to time, we may seek additional equity or debt financing to provide the capital required to expand our facilities and equipment and/or working capital, if cash flow from operations is insufficient to do so. We cannot predict with certainty the timing or amount of any such capital requirements or the availability of investment to meet them. If such financing is not available on satisfactory terms, we may be unable to expand our business or to develop new business at the rate desired.

Potential strategic alliances may not achieve their objectives, which could lead to wasted effort or involvement in ventures that are not profitable and could harm our company’s reputation.

We are currently exploring strategic alliances designed to enhance or complement our technology or to work in conjunction with our technology, increase utilization of our manufacturing capacity, provide additional know-how, components or supplies, and develop, introduce and distribute products and services utilizing our technology and know-how. Any strategic alliances entered into may not achieve their strategic objectives, and parties to our strategic alliances may not perform as contemplated. As a result, the alliances themselves may run at a loss, which would reduce our profitability, and if the products or customer service provided by such alliances were of inferior quality, our reputation in the marketplace could be harmed, affecting our existing and future customer relationships.

We may not be able to retain, recruit and train adequate management and production personnel. We rely heavily on those personnel to help develop and execute our business plans and strategies, and if we lose such personnel, it would reduce our ability to operate effectively.

Our success is dependent, to a large extent, on our ability to retain the services of our executive management, who have contributed to our growth and expansion to date. The executive directors play an important role in our operations and the development of our new products. Accordingly, the loss of their services, without suitable replacements, will have an adverse affect on our business generally, operating results and future prospects.

In addition, our continued operations are dependent upon our ability to identify and recruit adequate management and production personnel in China. We require trained graduates of varying levels and experience and a flexible work force of semi-skilled operators. Many of our current employees come from the more remote regions of China as they are attracted by the wage differential and prospects afforded by Shenzhen, Beijing and our operations. With the economic growth currently being experienced in China, competition for qualified personnel will be substantial, and there can be no guarantee that a favorable employment climate will continue and that wage rates we must offer to attract qualified personnel will enable us to remain competitive. Inability to attract such personnel or the increased cost of doing so could reduce our competitive advantage relative to our competitors, reducing or eliminating our growth in revenues and profits.

Risks Related to International Operations

We do not currently conduct a meaningful amount of business internationally. However, we have plans to expand our operations into international sales, and the rate and degree of that expansion could be substantial. For that reason, risks related to international operations may be relevant to your investment decision.

If China does not continue its policy of economic reforms, it could, among other things, result in an increase in tariffs and trade restrictions on products we produce or sell following a business combination, making our products less attractive and potentially reducing our revenues and profits.

China’s government has been reforming its economic system since the late 1970s. The economy of China has historically been a nationalistic, “planned economy,” meaning it has functioned and produced according to governmental plans and pre-set targets or quotas.

However, in recent years, the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership in business enterprises. Although we believe that the changes adopted by the government of China have had a positive effect on the economic development of China, additional changes still need to be made. For example, a substantial portion of productive assets in China are still owned by the Chinese government. Additionally, the government continues to play a significant role in regulating industrial development. We cannot predict the timing or extent of any future economic reforms that may be proposed, but should they occur, they could reduce our operating flexibility or require us to divert our efforts to products or ventures that are less profitable than those we would elect to pursue on our own.

A recent positive economic change has been China’s entry into the World Trade Organization, the global international organization dealing with the rules of trade between nations. It is believed that China’s entry will ultimately result in a reduction of tariffs for industrial products, a reduction in trade restrictions and an increase in trading with the United States and other western countries. However, China has not fully complied with all of its WTO obligations to date, including fully opening its markets to American goods and easing the current trade imbalance between the two countries. If actions are not taken to rectify these problems, trade relations between the United States and China may be strained, and this may have a negative impact on China’s economy and our business by leading to the imposition of trade barriers on items that incorporate our products, which would reduce the revenues and profits we might otherwise generate from international sales.

The Chinese government could change its policies toward, or even nationalize, private enterprise, which could leave us unable to use the assets we have accumulated for the purpose of generating profits for the benefit of our shareholders.

Over the past several years, the Chinese government has pursued economic reform policies, including the encouragement of private economic activities and decentralization of economic regulation. The Chinese government may not continue to pursue these policies or may significantly alter them to our detriment from time to time without notice. Changes in policies by the Chinese government that result in a change of laws, regulations, their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion or imports and sources of supply could materially reduce the value of our business by making us uncompetitive or, for example, by reducing our after-tax profits. The nationalization or other expropriation of private enterprises by the Chinese government could result in the total loss of our investment in China, where a significant portion of our profits are generated.

The Chinese legal system may have inherent uncertainties that could materially and adversely impact our ability to enforce the agreements governing our operations.

The performance of the agreements and the operations of our factories are dependent on our relationship with the local government. Our operations and prospects would be materially and adversely affected by the failure of the local government to honor our agreements or an adverse change in the laws governing them. In the event of a dispute, enforcement of these agreements could be difficult in China. China tends to issue legislation , which is followed by implementing regulations, interpretations and guidelines that can render immediate compliance difficult. Similarly, on occasion, conflicts arise between national legislation and implementation by the provinces that take time to reconcile. These factors can present difficulties in our ability to achieve compliance. Unlike the United States, China has a civil law system based on written statutes in which judicial decisions have limited precedential value. The Chinese government has enacted laws and regulations to deal with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, our experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes in China is therefore unpredictable. These matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces and factors unrelated to the legal merits of a particular matter or dispute may influence their determination.

International expansion may be costly, time consuming and difficult. If we do not successfully expand internationally, our profitability and prospects would be materially and adversely affected.

Our success depends to a significant degree upon our ability to expand into international markets. In expanding our business internationally, we intend to enter markets in which we have limited or no experience and in which our brand may be less recognized. To further promote our brand and generate demand for our products so as to attract distributors in international markets, we expect to spend significantly more on marketing and promotion than we do in our existing markets. We may be unable to attract a sufficient number of distributors, and our selected distributors may not be suitable for selling our products. Furthermore, in new markets we may fail to anticipate competitive conditions that are different from those in our existing markets. These competitive conditions may make it difficult or impossible for us to effectively operate in these markets. If our expansion efforts in existing and new markets are unsuccessful, our profitability and prospects would be materially and adversely affected.

We are exposed to other risks associated with international operations, including:

•	political instability;
•	economic instability and recessions;
•	changes in tariffs;
•	difficulties of administering foreign operations generally;
•	limited protection for intellectual property rights;
•	obligations to comply with a wide variety of foreign laws and other regulatory requirements;
•	increased risk of exposure to terrorist activities;
•	financial condition, expertise and performance of our international distributors;
•	export license requirements;
•	unauthorized re-export of our products;
•	potentially adverse tax consequences; and
•	the inability to effectively enforce contractual or legal rights.

If we begin to do business internationally, we will be subject to significant worldwide political, economic, legal and other uncertainties that may make collection of amounts owed to us difficult or costly

Because we develop all of our products in the PRC, substantially all of the net book value of our total fixed assets is located there. Should we begin selling our products to customers worldwide, we will have receivables from and goods in transit to those locations. Protectionist trade legislation in the United States or other countries, such as a change in export or import legislation, tariff or duty structures, or other trade policies, could adversely affect our ability to sell products in these markets, or even to purchase raw materials or equipment from foreign suppliers.

We are also subject to numerous national, state and local governmental regulations, including environmental, labor, waste management, health and safety matters and product specifications and regulatory approvals from healthcare agencies. We are subject to laws and regulations governing our relationship with our employees, including: wage and hour requirements, working and safety conditions, citizenship requirements, work permits and travel restrictions. These include local labor laws and regulations, which may require substantial resources for compliance. We are subject to significant government regulation with regard to property ownership and use in connection with our facilities in the PRC, import restrictions, currency restrictions and restrictions on the volume of domestic sales and other areas of regulation, all of which can limit our ability to react to market pressures in a timely or effective way, thus causing us to lose business or miss opportunities to expand our business.

Fluctuation of the Renminbi could make our pricing less attractive, causing us to lose sales, or could reduce our profitability when stated in terms of another currency, such as the US dollar.

The value of the Renminbi, the main currency used in China, fluctuates and is affected by, among other things, changes in the PRC’s political and economic conditions. The conversion of Renminbi into foreign currencies such as the dollar has been generally based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. The official exchange rate had remained stable over the past several years. However, the PRC recently adopted a floating rate with respect to the Renminbi. As a result, the exchange rate of the Renminbi to the dollar is about 7.7 from what had been about 8.25. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have various effects on our international business, which include making our products more expensive relative to those of our competitors than has been true in the past, or increasing our profitability when stated in dollar terms. It is not possible to predict if the net effects of the appreciation of the Renminbi, to whatever extent it occurs, would be positive or negative for our business.

Changes in foreign exchange regulations in China may affect our ability to pay dividends in foreign currency or conduct other business for which we would need access to foreign currency exchange.

Renminbi, or RMB, is not currently a freely convertible currency, and the restrictions on currency exchanges may limit our ability to use revenues generated in RMB to fund business activities outside the PRC or to make dividends or other payments in United States dollars. The Chinese government strictly regulates conversion of RMB into foreign currencies. For example, RMB cannot be converted into foreign currencies for the purpose of expatriating the foreign currency, except for purposes such as payment of debts lawfully owed to parties outside of the PRC. Over the years, foreign exchange regulations in the PRC have significantly reduced the government’s control over routine foreign exchange transactions under current accounts.

The State Administration for Foreign Exchange (“SAFE”) regulates the conversion of the RMB into foreign currencies. Currently, Foreign Invested Enterprises (“FIE”) are required to apply for “Foreign Exchange Registration Certificates,” which permit the conversion of RMB into foreign exchange for the purpose of expatriating profits earned in the PRC to a foreign country. Our PRC subsidiary, Changdu Huiheng, is a FIE that has obtained the registration certifications, and with such registration certifications, which need to be renewed annually, Changdu Huiheng is allowed to open foreign currency accounts including a “current account” and “capital account.” Currently, conversion within the scope of the “current account”, e.g. remittance of foreign currencies for payment of dividends, etc., can be effected without requiring the approval of SAFE. However, conversion of currency in the “capital account,” e.g. for capital items such as direct investments, loans, securities, etc., still requires the approval of SAFE. In accordance with the existing foreign exchange regulations in the PRC, Changdu Huiheng is able to pay dividends in foreign currencies, without prior approval from the SAFE, by complying with certain procedural requirements.

In addition, on October 21, 2005, SAFE promulgated Notice 75, Notice on Issues concerning Foreign Exchange Management in People’s Republic of the PRC Residents’ Financing and Return investments through Offshore Special Purpose Vehicle (“OSPV”). Notice 75 provides that Chinese residents shall apply for Foreign Exchange Investment Registration before establishing or controlling an OSPV, which is defined by Notice 75 as a foreign enterprise directly established or indirectly controlled by Chinese residents for foreign equity capital financing with their domestic enterprise assets and interests.

Notice 75 further requires that Chinese residents shall process the modification of foreign investment exchange registration for the interests of net assets held by Chinese residents in an OSPV and its alteration condition, if Chinese residents contributed their domestic assets or shares into the OSPV, or processed foreign equity capital financing after contributing their domestic assets or shares into the OSPV.

Pursuant to Notice 75, Chinese residents are prohibited, among other things, from distributing profits or proceeds from a liquidation, paying bonuses, or transferring shares of the OSPV outside of the PRC if Chinese residents have not completed or do not maintain the foreign investment exchange registration.

Hui Xiaobing, our principal executive officer and director, has filed the requisite application for foreign investment exchange registration under the relevant laws of the PRC and the regulations of Notice 75, and his registration application has been approved by SAFE. His foreign investment exchange registration is valid, legal and effective for the purpose of Notice 75.

However, we cannot provide any assurance that Chinese regulatory authorities will not impose further restrictions on the convertibility of the RMB. Since our subsidiary in the PRC currently generates virtually all of our revenue and these revenues are denominated mainly in RMB, any future restrictions on currency exchanges may limit our ability to repatriate such revenues for the distribution of dividends to our shareholders or for funding our other business activities outside the PRC.

We are subject to various tax regimes, which may adversely affect our profitability and tax liabilities in the future.

Huiheng is incorporated in the U.S., with subsidiaries and/or operations or other presence in the PRC and the British Virgin Islands, and it will be subject to the tax regimes of these countries. Although virtually all of Huiheng’s profits will be earned outside of the U.S., under U.S. tax laws most or all of Huiheng’s earnings will be subject to U.S. taxation, because U.S. companies are generally taxed on their world-wide income. That may be true even if Huiheng does not repatriate any of its foreign earnings to the U.S. As a result of the imposition of U.S. taxes, Huiheng’s after-tax profits could decrease significantly and those profits would likely be below the amount that would have been obtained if Huiheng were incorporated outside the U.S. The amount of taxes payable in the U.S. depends on the profitability of our various operations and the application of available tax credits and tax treaties. Since the effect of tax credits and tax treaties depend on the profitability of operations in various jurisdictions, the amount of the additional tax will vary over time and as the Company changes the geographic scope of its activities. Huiheng may not be able to avoid having to pay significantly higher taxes than we have paid historically. In addition, any change in tax laws and regulations or the interpretation or application thereof, either internally in one of those jurisdictions or as between those jurisdictions, may adversely affect Huiheng’s profitability and tax liabilities in the future.

Because Chinese law will govern almost all of our material agreements, we may not be able to enforce our legal rights within China or elsewhere, which could result in a significant loss of business, business opportunities, or capital.

Chinese law will govern almost all of our material agreements. We cannot assure you that we will be able to enforce any of our material agreements or that remedies will be available outside of the PRC. The system of laws and the enforcement of existing laws in the PRC may not be as certain in implementation and interpretation as in the United States. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in China.

Substantially all of our assets will be located outside of the United States and most of our officers and directors will reside outside of the United States. As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws. Moreover, we have been advised that the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the Federal securities laws.

We may have difficulty establishing adequate management, legal and financial controls in the PRC, which could impair our planning processes and make it difficult to provide accurate reports of our operating results.

The PRC historically has not followed Western style management and financial reporting concepts and practices, and its access to modern banking, computer and other control systems has been limited. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC in these areas. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards, making it difficult for management to forecast its needs and to present the results of our operations accurately at all times.

Imposition of trade barriers and taxes may reduce our ability to do business internationally, and the resulting loss of revenue could harm our profitability.

We may experience barriers to conducting business and trade in our targeted emerging markets in the form of delayed customs clearances, customs duties and tariffs. In addition, we may be subject to repatriation taxes levied upon the exchange of income from local currency into foreign currency, substantial taxes of profits, revenues, assets and payroll, as well as value-added tax. Further obstacles still may arise in obtaining the approval for the use of our equipment in the health care systems of various countries.   The markets in which we plan to operate may impose onerous and unpredictable duties, tariffs and taxes on our business and products, and there can be no assurance that this will not reduce the level of sales that we achieve in such markets, which would reduce our revenues and profits.

The PRC has agreed that foreign companies will be allowed to import most products into any part of the PRC. In the sensitive area of intellectual property rights, the PRC has agreed to implement the trade-related intellectual property agreement of the Uruguay Round. There can be no assurances that the PRC will implement any or all of the requirements of its membership in the World Trade Organization in a timely manner, if at all. If the PRC does not fulfill its obligations to the World Trade Organization, we may be subject to retaliatory actions by the governments of the countries into which we sell our products, which could render our products less attractive, thus reducing our revenues and profits.

There can be no guarantee that our management will continuously meet its obligations under Chinese law to enable distribution of profits earned in the PRC to entities outside of the PRC.

A circular recently promulgated by SAFE has increased the ability of foreign holding companies to receive distributions of profits earned by Chinese operating subsidiaries. We qualify for this treatment, but remaining qualified for it will require the Chinese principals involved to meet annual filing obligations. While they have agreed to meet those annual requirements, it is possible that they will fail to do so, which could limit our ability to gain access to the profits earned by Allied. The result could be the inability to pay dividends to our stockholders or to deploy capital outside of the PRC in a manner that would be beneficial to our business as a whole.

Risks Related to our Securities.

The market price of our shares is subject to significant price and volume fluctuations.

The price of our common shares may be subject to wide fluctuations in response to variations in operating results, news announcements, trading volume, general market trends both domestically and internationally, currency movements and interest rate fluctuations or sales of common shares by our officers, directors and our principal shareholders, customers, suppliers or other publicly traded companies. Certain events, such as the issuance of common shares upon the exercise of our outstanding stock options, could also materially and adversely affect the prevailing market price of our common shares. Further, the stock markets in general have recently experienced extreme price and volume fluctuations that have affected the market prices of equity securities of many companies and that have been unrelated or disproportionate to the operating performance of such companies. These fluctuations may materially and adversely affect the market price of our common shares and the ability to resell shares at or above the price paid, or at any price.

One of our stockholders, which is controlled by our Chief Executive Officer, currently owns approximately 85% of our Common Stock and may act, or prevent certain types of corporate actions, to the detriment of other stockholders.

Clear Honest International Limited, a company controlled by Mr. Hui Xiaobing (our Chief Executive Officer) owns 11,750,000 shares of our common stock, which represents approximately 85% of our outstanding shares of common stock. Mr. Hui is able to exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and determination of significant corporate actions. This concentration could increase if the earnout shares are issued. If all 1,600,000 of the earnout shares are issued as additional consideration under the Allied Moral share exchange (which would occur, if ever, from 2008 through 2011) and assuming that there are no other issuances of shares, Clear Honest would own approximately 87% of our issued and outstanding common stock. This concentration of ownership could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

Future Sales Of Our Common Stock May Depress Our Stock Price.

The 13,800,137 shares of common stock outstanding, and an additional 2,450,977 shares of common stock issuable upon conversion of our Series A Preferred Stock, will be available for sale in the public market at various times after we register our stock under the Securities Exchange Act:

If our stockholders sell substantial amounts of shares in the public market, or if the market perceives that these sales may occur, the market price of our common stock may decline. In addition, we intend to file a registration statement under the Securities Act covering up to 1,566,666 shares of common stock issuable under our stock plan. Accordingly, shares registered under that registration statement will be available for sale in the open market.

Our Articles of Incorporation authorize our board of directors to issue new series of preferred stock that may have the effect of delaying or preventing a change of control, which could adversely affect the value of your shares.

Our articles of incorporation, provide that our board of directors will be authorized to issue from time to time, without further stockholder approval, up to 700,000 additional shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, rights of redemption, including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of any series. Such shares of preferred stock could have preferences over our common stock with respect to dividends and liquidation rights. We may issue additional preferred stock in ways which may delay, defer or prevent a change of control of our company without further action by our stockholders. Such shares of preferred stock may be issued with voting rights that may adversely affect the voting power of the holders of our common stock by increasing the number of outstanding shares having voting rights, and by the creation of class or series voting rights.

There may not be an active, liquid trading market for our common stock .

Our common stock is currently traded on the Over the Counter Bulletin Board, and we have filed an application for listing on The Nasdaq Capital Market. We believe we will meet all of the listing criteria. Although we intend on meeting all of the necessary requirements, our application may not be accepted. If we do not succeed in securing a listing on the Nasdaq Capital Market, it could limit the ability to trade our common stock and result in a reduction of the price that can be obtained for shares being sold.

Compliance with the applicable provisions of the Sarbanes-Oxley Act may be a further condition of continued listing or trading. If we are granted a listing on the Nasdaq Capital Market, we may not always be able to meet the listing requirements. Failure to continually meet the Nasdaq Capital Market listing requirements could result in the delisting of our common stock, which may adversely affect the liquidity of our shares, the price that can be obtained for them or both.

We may not pay dividends.

We may not pay dividends in the future. Instead, we expect to apply earnings toward the further expansion and development of our business. The likelihood of our paying dividends is further reduced by the fact that, in order to pay dividends, we would need to repatriate profits earned outside of the U.S., and in doing so those profits would become subject to U.S. taxation. Thus, the liquidity of your investment is dependent upon your ability to sell stock at an acceptable price, rather than receiving an income stream from it. The price of our stock can go down as well as up, and fluctuations in market price may limit your ability to realize any value from your investment, including recovering the initial purchase price.

Item 2. Description of Property.

We currently operate our business out of two properties located in the PRC. Wuhan Kangqiao is headquartered in Wuhan, China where it owns a 287 square meter office building that houses management, research and development personnel, marketing, finance and administrative support staff.

Shenzhen Hyper is headquartered in Shenzhen, China, where it leases office space of 4,000 square meters, with a monthly rental of RMB 160,000 (USD 21,934) per month, that houses management, research and development personnel, marketing, finance and administrative support staff. This lease will expire at the end of December 2027. We relocated to this space at the beginning of 2008.

Neither facility contains equipment or specialized improvements that would be difficult to move to a new location. If we decided to relocate, we believe that there are many facilities in these locations that would be suitable for our needs.

Item 3. Legal Proceedings.

From time to time, Huiheng may be involved in litigation relating to claims arising out of its operations in the normal course of business. Any of these claims could subject us to costly litigation and, while we generally believe that we have adequate insurance to cover many different types of liabilities, our insurance carriers may deny coverage or our policy limits may be inadequate to fully satisfy any damage awards or settlements. If this were to happen, the payment of any such awards could have a material adverse effect on our results of operations and financial position. Additionally, any such claims, whether or not successful, could damage our reputation and business. Huiheng currently is not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

In December 2007, we sought and obtained shareholder approval to amend the rights and preferences of our Series A Preferred stock. This amendment was approved by the requisite majority of shareholders.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock is currently listed for trading in the over-the-counter market on the NASD “Electronic Bulletin Board” (Symbol: “HHGM”). After we initially registered shares for public trading in 2006, our common stock did not have any trading volume or bid prices listed. Our common stock has only had bid prices entered since the second quarter of 2007, following the share exchange we consummated with Allied Moral Holdings Limited.

The following table shows the high and low bid information for our stock since May, 2007 (these amounts reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions):

Fiscal 2007	High	Low
Second Quarter	$9.00	$9.00
Third Quarter	$8.00	$7.50
Fourth Quarter	$13.00	$8.00

Fiscal 2008	High	Low
First Quarter	$10.00	$7.20

There are no outstanding options or warrants that can be converted into our common equity. As provided in the Allied Moral Holdings share exchange agreement, if Huiheng achieves certain profit targets for 2008 through 2011, we may distribute some or all of 1,600,000 shares of common stock to those persons who were the holders of Allied Moral’s common stock at the time of the share exchange.

We have approximately 50 record holders of our common stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

In January 2007, our subsidiary (Allied Moral) paid a dividend of approximately $9.16 million to the sole shareholder of Allied Moral's common stock at the time, Mr. Hui Xiaobing, our Chief Executive Officer. This dividend was paid upon the completion of the restructuring transaction in which Mr. Hui became such sole shareholder of Allied Moral's common stock. The dividend was intended to distribute the retained earnings that had accumulated before the restructuring. Huiheng has no plans to distribute additional dividends for at least the immediate future, as it plans to retain any profit to support its growth plans.

All of our business is conducted through our subsidiaries based in China. As stated above in the Risk Factors section, Renminbi, or RMB, is not a freely convertible currency currently, and the restrictions on currency exchanges may limit our ability to make dividends or other payments in United States dollars. However, in accordance with the existing foreign exchange regulations in China, Allied Moral is able to pay dividends in foreign currencies, without prior approval from the SAFE, by complying with certain procedural requirements. There can be no assurance that the current foreign exchange measures will not be changed in a way that will make payment of dividends and other distributions outside of China more difficult or unlawful. As a result, if we intend to distribute profits outside of China, there can be no assurance that we will be able to obtain sufficient foreign exchange to do so. Additionally, we cannot provide any assurance that China regulatory authorities will not impose further restrictions on the convertibility of the RMB. Since our subsidiaries in China, both direct and indirect, generate virtually all of our revenue, and these revenues are currently denominated in RMB, any future restrictions on currency exchanges may limit our ability to repatriate such revenues for the distribution of dividends to our shareholders.

SAFE regulations have required extensive documentation and reporting, some of which was burdensome and slowed payments. If there is a return to burdensome payment restrictions and reporting, the ability of a company with its principal operations in China to attract investors will be reduced. Also, current investors may not be able to obtain the profits of the business in which they own for other reasons. Relevant Chinese law and regulation permit payment of dividends only from retained earnings, if any, determined in accordance with Chinese accounting standards and regulations. It is possible that Chinese tax authorities may require changes in our reported income that would limit our ability to pay dividends and other distributions. Chinese law requires companies to set aside a portion of net income to fund certain reserves, which amounts are to distributable as dividends. These rules and possible changes could restrict a company in China from repatriating funds to us and our shareholders as dividends.

Securities authorized for issuance under equity compensation plans

As of April 1, 2008, our Board of Directors has authorized 1,566,666 shares of common stock for issuance under its equity compensation plan by the Board of Directors. However, the plan has not been presented to Huiheng’s shareholders for approval and no options for such shares have been granted as yet.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this prospectus. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements, including as a result of those matters set forth under “Risk factors” and elsewhere in this prospectus.

OVERVIEW

We are a China-based medical device company that develops, designs and markets radiation therapy systems used for the treatment of cancer. We currently have four products; the Super Gamma System (“SGS”), the Body Gamma Treatment System (“BGTS”), the Head Gamma Treatment System (“HGTS”) and a multileaf collimator device (“MLC”) used in conjunction with a linear accelerator.

In 2006, we established Allied Moral Holdings, Ltd. in the British Virgin Islands as a holding company and transferred 100% of the ownership interests of Changdu Huiheng to Allied Moral as part of an ownership restructuring to facilitate investments by foreign investors. As discussed below in the “Business - Huiheng’s Background” section, the shareholders of Allied Moral engaged in a share exchange transaction with Huiheng in May 2007.

In 2005, the ownership interests of Shenzhen Hyper, Wuhan Kangqiao and Beijing Kbeta were reorganized under Changdu Huiheng. Upon the completion of the reorganization, Changdu Huiheng owned 75% of the equity interest in Shenzhen Hyper, 100% of the equity interest of Wuhan Kangqiao and 50% of the equity interest of Beijing Kbeta.

Our company is led by Hui Xiaobing, the former CEO of Everbright Securities, a major Chinese financial institution. Through his experience and relationships, Mr. Hui maintains access to China’s hospitals and the Company’s principal customers. As a result of his leadership, we have successfully developed a strong sales and marketing force, which covers the entire country and maintains relationships with China’s top medical institutions.

Our expansion plans include broadening our product offering. Our research and development team is focused on developing and producing technologically advanced radiotherapy and GTS products. We currently have 17 patents issued in the PRC and internationally and additional patent applications pending. Our SGS and BGTS products are approved for use in China by the State Food and Drug Administration, an agency of the Ministry of Healthcare of the PRC.

Currently, the focus of the research and development efforts has been on four main projects. The first project is the development of the next generation SGS unit that will incorporate what the Company believes (based solely on management's knowledge of the industry) are the world’s most advanced functional radiotherapy technologies through the addition of an Image Guided System (“IGS”), which improves the targeting of the radiation beam through use of computer-generated images, and Respiration Tracking System (“RTS”), which automatically adjusts the targeting of the radiation to compensate for the patient’s breathing. We plan to install the first next generation SGS unit in the second quarter of 2008. The other major projects include the development of an integrated linear accelerator (“LINAC”) plus multileaf collimator unit, another type of radiotherapy device that is used in less demanding applications, an advanced magnetic resonance imaging (“MRI”) device and an industrial LINAC unit that is used for, among other things, preserving food through irradiation. These projects are in various stages of development.

We sell our products directly to hospitals and to third party investors in China that install our systems in hospitals. We also offer comprehensive post-sales services for our medical equipment to our customers. The service contracts are negotiated and signed independently and separately from the sales of medical equipment. Our post sales services include radioactive cobalt source replacement and disposal, training, product maintenance, software upgrades, and consulting.

Many of the key research and development personnel who developed our products are currently employed by our company.

We have also begun pursuing relationships with foreign medical capital equipment technology leaders to offer the management of high quality, low cost manufacturing services and China-based distribution for their products.

Shenzhen Hyper. Shenzhen Hyper was established in September of 2001 as a domestic Chinese company based in Shenzhen China. From inception, it has been engaged in designing, developing and servicing radiotherapy medical equipment used for the treatment of tumors for customers throughout China. Shenzhen Hyper developed the Super Gamma System (“SGS”), our most advanced and versatile technology, in 2001. The SGS is a radiotherapy device that uses gamma radiation to non-invasively treat tumors located in the head and the body and to treat certain functional disorders of the head and neck areas. It utilizes stereotactic, or three-dimensional imaging, principles to enhance the accuracy of the targeting of the radiation beams. Our first SGS device was installed in 2001 and our SGS device was approved by the SFDA in 2004. As of the end of 2007, we have a total installed base of 24 SGS units, all of which are located in China. We estimate that over 14,000 patients have been treated with our SGS product. Shenzhen Hyper has also developed a multileaf collimator (“MLC”) device that is used in conjunction with a linear accelerator (“LINAC”) to provide conformal shaping of radiotherapy treatment beams, which increases the precision of the beam and reduces the damage caused to surrounding tissues. Our first MLC was installed in March of 2007 in China for a clinical trial. We are currently developing our own LINAC with which we will integrate our MLC.

Shenzhen Hyper is currently working on the development of additional radiotherapy and diagnostic equipment that will be sold in China and abroad, including the next generation SGS unit, capable of treating tumors in the head and body by advanced radiotherapy functions.

Wuhan Kangqiao. Wuhan Kangqiao was established in September of 2001 as a domestic Chinese company based in Wuhan China. From inception, it has been engaged in designing, developing and servicing radiotherapy medical equipment for customers throughout China. Wuhan Kangqiao developed BGTS in 2003 and the HGTS in 2004 and currently designs, markets and services these products.

The BGTS is a stereotactic radiotherapy device that uses gamma sourced radiation to non-invasively treat tumors located in the body. Our first BGTS device was installed in 2003 and in 2004 it was approved by the SFDA. As of the end of 2007, we have a total installed base of 8 BGTS units.

The HGTS is a stereotactic radiotherapy device that uses gamma sourced radiation to non-invasively treat tumors in the head and to treat other functional disorders of the head and neck area. Our first HGTS device was installed in 2004. We have completed clinical trials on the HGTS and have submitted a final report to the SFDA. Subject to a favorable review by the SFDA, we expect to receive SFDA approval of the HGTS in 2008. As of the end of 2007, we had a total installed base of 6 HGTS units.

Beijing Kbeta. Beijing Kbeta was established in December 2004 and supplies the Cobalt-60 radioactive material used as the radioactive source in the SGS, BGTS and HGTS.

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

Our net revenues are net of Value Added Tax (“VAT”), but include VAT refunds on the sales of self-developed software embedded in our medical equipment products. In addition, our revenues include regional VAT and Business tax subsidies.

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

Our revenue recognition policies, as disclosed in our financial statements, state that revenue is recognized when products are delivered, collection is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Typically we require our customers to pay 90% of the sales price in installments based upon placement of the order; delivery of the product, installation, testing and acceptance by the customer. The 90% is recognized as a liability until such time as the products are delivered and the customer takes ownership and risk of loss. The remaining 10% of the arrangement is typically paid within one year of acceptance by the customer.

The use of the installment method with regards to collection impacts our revenue recognition policies in that we must determine if collection is probable prior to recognizing revenue for each arrangement. We have not experienced any material bad debts, and accordingly generally recognize revenue from our arrangements in full when the devices have been installed, tested and accepted by our customers.

We typically require our customers to pay 30% of the sales price as a down-payment when a purchase order is placed, another 30% of the sale price when the product is shipped, and another 30% of the sale price after the device has been installed, tested and is accepted by the customer. The remaining 10% balance is typically paid by the customer within one year of acceptance.

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

Our sales have historically been achieved on a unit-by-unit basis. We expect that in any given period a relatively small, and changing, number of third party investors will continue to account for a significant portion of our revenues. For the fiscal year ended December 31, 2006, sales to our top four customers accounted for 89% of our revenues. For the year ended December 31, 2007, two customers accounted for 76% of our revenues.

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

Research and development Research and development expenses primarily consist of costs associated with the design, development, testing and enhancement of both our existing products and our new product development. These costs consist of expenditures for purchases of supplies, clinical trials, salaries and related personnel expenses, and other relevant costs. Going forward, we expect to increase our research and development expenses, both on an absolute basis and as a percentage of revenue, to develop new products and applications and to improve the product designs of our existing products.

Sales and marketing Sales and marketing expenses consist primarily of salaries and related expenses for personnel engaged in sales, marketing and customer support functions and costs associated with advertising and other marketing activities. Similar to most China-based medical device companies, our sales are made primarily to third party investors. As a result, our sales and marketing expenses as a percentage of revenues are significantly lower than medical device companies that operate their own marketing and distribution networks and sell directly to hospitals. Going forward, we expect to increase our expenditures on sales and marketing, both on an absolute basis and as a percentage of revenue, to promote our products in China. Furthermore, we anticipate aggressively pursuing new markets outside the PRC and expect to increase our expenditures on sales and marketing for this purpose as well.

General and administrative General and administrative expenses consist primarily of salaries and benefits and related costs for our administrative personnel and management, fees and expenses of our outside advisers, including legal, audit and valuation expenses, expenses associated with our administrative offices and the depreciation of equipment used for administrative purposes. We expect that our general and administrative expenses will increase, both on an absolute basis and as a percentage of revenue, as we hire additional personnel and incur costs related to the anticipated growth of our business and our becoming a publicly listed company in the U.S.

TAXES AND INCENTIVES

Allied Moral Holdings

Under the current laws of the British Virgin Islands, we are not subject to tax on our income or capital gains. In addition, no British Virgin Islands withholding tax will be imposed on payments of dividends by us to our shareholders.

Changdu Huiheng

Under the current PRC laws, Changdu Huiheng is subject to the Enterprise Income Tax (“EIT”) and the VAT. Changdu Huiheng is established in the western region of the PRC and, as such, it is currently subject to an EIT rate of 15%, compared to a statutory rate of 33% for most companies in China. However, pursuant to an agreement with the Tibet Finance Bureau, Changdu Huiheng will be refunded any amounts of its annual EIT payment that exceed RMB 900,000 (USD 126,709). In addition, the Tibet Finance Bureau will refund Changdu Huiheng’s annual 31% business tax payment and its 38.75% VAT payment under the condition that the total annual business tax and VAT owed exceeds RMB 1 million (USD 140,788) and RMB 1.5 million (USD 211,181), respectively. This tax incentive policy will be valid for 5 years from the commencement of the tax refund, which began in fiscal 2006.

Shenzhen Hyper

Shenzhen Hyper is classified as a high technology company and currently operates in an approved economic-technological development area. As such, it is currently subject to an EIT rate of 15%, compared to a statutory rate of 33% for most companies in China. Furthermore, this classification, according to local tax regulations, entitles Shenzhen Hyper to a tax-free period for two years, commencing on it first profitable year, and a 50% reduction in EIT for the following six years. Although Shenzhen Hyper was profitable in 2007, accumulated losses from prior years eliminated its tax liability for 2007. As a result, 2007 does not qualify as its first taxable year according to local tax regulations. We expect Shenzhen Hyper to commence its first profitable year in 2008.

VAT is charged based on the selling price of products at a general rate of 17% and revenues are recorded net of this VAT. Shenzhen Hyper, however, is entitled to a 14% refund of VAT on the sales of self-developed software embedded in device systems. This is a result of a PRC government program to promote the development of the high technology sector of China’s economy. The program phases out for companies after five years of profitable operations.

The VAT refund is recorded as part of net revenues under U.S. GAAP. For the fiscal year ended December 31, 2007, no VAT refunds were booked as revenues for the period due to the refund application process extending past the end of the year. As a result, we expect the refunds that we applied for in 2007 to be booked as revenue in 2008. VAT refunds amounted to $169,643 (RMB 1.35 million) for the fiscal year ended 2006. There were no VAT refunds for fiscal year ending December 31, 2005.

Wuhan Kangqiao

Wuhan Kangqiao is classified as a high technology company and currently operates in an approved economic-technological development area. As such, it is currently subject to an EIT rate of 15%, compared to a statutory rate of 33% for most companies in China. Furthermore, this classification, according to local tax regulations, entitles Wuhan Kangqiao to a tax-free period for two years, commencing the first year the company is established. Wuhan Kangqiao’s EIT rate for the years ending December 31, 2005, 2006 and 2007 were 15%, 15% and 15%, respectively.

The PRC tax system is subject to uncertainties and has been subject to recently enacted changes, the interpretation and enforcement of which are also uncertain. There can be no assurance that changes in PRC tax laws or their interpretation or their application will not subject us to tax increases in the future.

SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies and Estimates

The discussion and analysis of our financial condition presented in this section are based upon our financial statements, which have been prepared in accordance with the generally accepted accounting principles in the United States. During the preparation of our financial statements we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to sales, returns, pricing concessions, bad debts, inventories, investments, fixed assets, intangible assets, income taxes and other contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under current conditions. Actual results may differ from these estimates under different assumptions or conditions.

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policy,” we identified the most critical accounting principles upon which our financial status depends. We determined that those critical accounting principles are related to the use of estimates, inventory valuation, revenue recognition, income tax and impairment of intangibles and other long-lived assets. We present these accounting policies in the relevant sections in this management’s discussion and analysis, including the Recently Issued Accounting Pronouncements discussed below.

(a)	Principles of Consolidation

The consolidated financial statements include the Company and its three subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Cash

Cash consists of cash on hand and in bank.

(c)	Accounts Receivable

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts sales returns, trade discounts and value added tax. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in general and administrative expenses. The allowance for doubtful accounts approximated $5,059 at December 31, 2007.

Outstanding account balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure to its customers.

(d)	Inventories

The Company values inventories, consisting of work in process and raw materials, at the lower of cost or market. Cost of material is determined on the weighted average cost method. Cost of work in progress includes direct materials, direct production cost and an allocated portion of production overhead.

(e)	Property, Plant, and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to general and administrative expenses as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives ranging from three to twenty years. Building improvements, if any, are amortized on a straight-line basis over the estimated useful life. Depreciation of property and equipment are stated at cost less accumulated depreciation. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations. Construction in progress represents the costs of property, plant and equipment under construction or installation . The accumulated costs are reclassified as property, plant and equipment when installation or construction is completed. All borrowing costs, which include interest and foreign exchange differences incurred that are attributable to qualifying assets, are capitalized as cost of construction in progress. Capitalization of borrowing costs ceases when the construction is completed and the constructed or installed asset is ready for its intended use.

The estimated useful lives of the assets are as follows:

Years

Building improvements	3-5
Buildings	20
Production equipment	3-5
Furniture, fixtures and office equipment	3-5
Motor vehicles	5-10

(f)	Intangible Assets

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

Years
Patented technology	20
Software	5

(g)	Investment in affiliated company

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

(h)	Impairment of Long-Lived Assets

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

No impairment loss was recognized in 2006 and 2007.

(i)	Fair value of financial instruments

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

(j)	Revenue Recognition

The Company generates revenue primarily from sales of medical equipment and maintenance and support services. Revenue is recognized as follows:

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

Pursuant to the document dated December 16, 2004 with No.173 issued by Tibet Finance Bureau, the profits tax payment of Changdu Huiheng in excess of RMB 900,000 for a year will be refundable by Tibet Finance Bureau. The 31% and 38.75% of business tax payment and value added tax payment respectively for a year will be refundable by Tibet Finance Bureau provided that the business tax payment and value added tax payment should be arrived at RMB 1 million and RMB 1.5 million for a year respectively. Such tax incentive policy will be valid for five (5) years from the year of commencement of tax refund, starting from September 2006.

The medical equipment sold by the Company has embedded self-developed software. In all cases, the medical equipment is marketed and sold based on its performance and functionality as a whole. The self-developed software can also be sold on a standalone basis.

The Company also provides comprehensive post-sales services to certain distributors for medical equipment used by hospitals. These contracts are negotiated and signed independently and separately from the sales of medical equipment. According to the agreements, the Company provides comprehensive services including exchange of cobalt, training to users of the medical equipment, maintenance of medical equipment, upgraded software and consulting. Fees for the services are recognized over by the life of the contract on a monthly basis.

(k)	Research and Development Costs

Research and development costs are charged to expense as incurred. Research and developement costs mainly consist of remuneration for research and development staff and material costs for research and development. The Company incurred $263,314 and $124,283 for the years ended 31 December, 2007 and 2006 respectively.

(l)	Income Taxes

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

(m)	Retirement and Other Postretirement Benefits

Contributions to retirement schemes (which are defined contribution plans) are charged to consolidated statements of operations as and when the related employee service is provided.

(n)	Warranty

The Company provides a product warranty to its customers to repair any product defects that occur within twelve months of the date of sale. Based on the limited number of actual warranty claims and the historically low cost of such repairs, the Company has not recognized a liability for warranty claims, but rather recognizes such costs when product repairs are made.

(o)	Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

(p)	Foreign currency translation

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the year. The related transaction adjustments are reflected in " Accumulated other comprehensive income (loss)" in the stockholders' equity section of our consolidated balance sheet.

The average monthly for 2007 and the closing rate as at 31 December 2007 is Rmb 7.5973 and Rmb 7.2946 to one USD respectively. The average monthly for 2006 and the closing rate as at 31 December 2006 is Rmb 7.9579 and Rmb 7.8041 to one USD respectively.

(p)	Comprehensive income

The Company has adopted SFAS No. 130 Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statements of Income and the Consolidated Statement of Stockholders’ Equity.

(q)	Earning Per Share

Basic earnings per share are computed based on the weighted-average number of shares of our common stock outstanding. Diluted earnings per share are computed based on the weighted-average number of shares of our common stock and other dilutive securities. See also "Earnings Per Share" note below.

All information in this report relating to the number of shares, price per share and per share amounts of common stock gives retroactive effect to the May 2007 of our common stock.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations :

	2007	2006
	USD	USD
Numerator:
Net income	9,015,769	6,816,474

Denominator:
Weighted-average shares outstanding used for basic earnings per share	13,450,000	13,450,000

Weighted-average shares outstanding used for diluted earnings per share	13,716,666	13,716,666

(r)	Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

(s)	Segment reporting

The Company has no operating segments, as that term is defined in FASB Statement No. 131, Disclosure About Segments of an Enterprise and Related Information. All of the Company's operations and customers are in the PRC. Accordingly, no geographic information is presented.

(t)	Deferred Offering Costs

Deferred offering costs are those costs directly attributable to the Company's proposed public offering. Such costs consist principally of professional fees and will be charged to stockholders' equity upon receipt of the capital raised. Should the proposed offering prove to be unsuccessful, the deferred costs will be charged to operations.

Incentive Share and After-Tax Profit Targets

As an additional purchase price under the Allied Moral Holdings share exchange, the previous shareholders of common stock of Allied Moral Holdings will be issued, on an all or none basis per year, an aggregate of 1,600,000 shares of common stock of Huiheng (400,000 shares each year for four years), if on a consolidated basis, Huiheng has after-tax profits in the following amounts for the indicated 12-month periods ending December 31:

Years Ending December 31	After Tax Profit

2008	13,100,000
2009	18,500,000
2010	26,200,000
2011	34,060,000

OUR SELECTED RESULTS OF OPERATIONS

Operating revenues

For the year ended December 31, 2007, net revenues amounted to $15.94 million, an increase of $3.59 million, or 29%, compared to $12.35 million for the same period of the prior year. This increase in total revenues was due to an increase in revenues from product sales, services, and tax refunds and subsidies in 2007 compared with 2006. The next two paragraphs discuss these changes in greater detail.

Total revenues from product sales were $9.53 million for 2007, an increase of $2.92 million or 44%, compared to $6.61 million for the same period of the prior year. In 2007, we sold 11 units and in 2006 we sold a total of 8 units. This increase in unit sales and revenues from unit sales in 2007 compared with 2006 was due to an increased demand in the market for our products.

Total revenues from services were $5.04 million for 2007, an increase of $0.36 million or 7.7%, compared to $4.68 million for the same period of the prior year. For the years ended December 31, 2006 and 2007, we managed a total of 26 service contracts. Of the 26 contracts, three were signed at the beginning of the second quarter of 2006. As a result, we generated revenue on those three contracts for three quarters in 2006 and for an entire year in 2007, resulting in an increase in service revenues in 2007 compared with 2006.

Of the $15.94 million of net revenues, approximately $1.38 million related to tax refunds and subsidies, an increase of approximately $320,000 or 30% over the $1.06 million in tax refunds and subsidies for the same period of the prior year. Tax refunds and subsidies accumulate each current year and are paid to us, and recognized as revenue, the following year.

Revenue Backlog

Revenue backlog represents the total amount of unrecognized revenue associated with existing purchase orders for our products. Any deferral of revenue recognition is reflected in an increase in backlog as of the end of current period. The backlog as of December 31, 2007 amounted to $2.4 million, representing a decrease of 56%, compared to $5.41 million as of December 31, 2006. The decrease in backlog was due to negotiations over new purchase contracts extending past the end of the year in 2007, which resulted in a smaller backlog at the end of 2007 compared with at the end of 2006. However, in the first quarter of 2008, we received a total of 10 purchase orders, all of which were under negotiation before January 1st, 2008, which has increased our backlog to $12.24 million as of March 31, 2008. These purchase orders are not cancelable and we expect that all of them will be filled in 2008.

Cost of revenues

The total cost of revenues amounted to $3.76 million, an increase of $1.11 million or 41.9%, compared to $2.65 million for the same period of the prior year. The increase was due to increased number of units sold in 2007 compared with 2006.

Gross margin

As a percentage of total revenues, the overall gross margin decreased to 76.4% for the year ended December 31, 2007 from 78.5% for the same period in the prior year. The decrease in the gross margin was due to product sales accounting for a larger percentage of total revenues in 2007 compared with 2006, during which time higher margin service revenues accounted for a larger percentage of total revenues.

Operating expenses

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries and related expenses for personnel engaged in sales, marketing and customer support functions and costs associated with advertising and other marketing activities.

Sales and marketing expenses were approximately $82,000 for the year ended December 31, 2007, a decrease of 33%, or roughly $41,000 compared to approximately $123,300 for the same period of the prior year. The decrease was due to a fewer commissions paid to sales staff as senior management was responsible for several sales and were not paid any commissions.

This relatively low overall expenditure toward sales and marketing is due to our direct marketing strategy which primarily includes expenses for salaries, commissions and travel fees for our marketing staff. We have established guidelines to monitor and evaluate sales performance for its products to customers in different industries and regions to control selling expenses. We expect that our selling expenses will remain at or increase above the 2007 levels as we increase our efforts to expand sales, particularly internationally, where our brand is not as well known and the resources devoted to establish a presence in new markets will be greater.

General and administrative expenses. General and administrative expenses consist primarily of salaries and benefits and related costs for our administrative personnel and management, fees and expenses of our outside advisers, including legal, audit and valuation expenses, expenses associated with our administrative offices. General and administrative expenses amounted to approximately $1.53 million for the year ended December 31, 2007, an increase of roughly $250,000 compared to approximately $1.28 million for the same period of the prior year, representing an increase of 19.5%. The increase in general and administrative expenses was due primarily to increased expenses associated with human resources, increased administrative expenses resulting from our growth over that period and from additional expenses resulting from becoming a publicly listed company in the U.S.

Research and development expenses. Research and development expenses comprise mostly employee compensation, materials consumed and experiment expenses for specific new product research and development, and any expenses incurred for basic research on advanced technologies. Research and development expenses were $263,300 for the year ended December 31, 2007, compared to $124,300 in the same period of the prior year. This was due to new product development including our MLC, linear accelerator and next generation SGS device.

Income tax provision

Our effective tax rate was 9.12% for the year ended December 31, 2007, compared to 17.07% for the year ended December 31, 2006. This decrease in effective tax rate resulted from a combination of factors. The tax rate payable at each level of our operations is different. In 2007, the tax rate payable at Changdu Huiheng was 15%, at Wuhan Kangqiao it was 15% and at Shenzhen Hyper it was 0%. Compared with 2006, a greater percentage of the Company’s income was earned at Shenzhen Hyper, and therefore subject to a 0% tax rate, for two reasons: Shenzhen Hyper sold proportionally more SGS units in 2007 than in 2006 relative to the sales of BGTS and HGTS units by Wuhan Kangqiao in those years, and it sold those products to Changdu Huiheng at a higher price. As a result, more of the Company’s taxable revenue was earned at the Shenzhen Hyper level, the most favorable tax jurisdiction, which produced a reduction in 2007 relative to 2006, when a larger proportion of the Company’s income was generated in the less favorable tax jurisdictions. In addition to reducing the effective tax rate, that shift in income generation also reduced the income tax expense for 2007 compared with 2006 by nearly 33%, to $938,000 from $1.4 million, respectively. The tax rate payable at each level of our operations is expected to remain the same in 2008, although the effective tax rate may change should the income generated at each level be different.

Net Income

For the year ended December 31, 2007, the Company’s net income amounted to $9.02 million, an increase of 2.2 million compared to $6.82 million for the prior year, or 32.26%. This increase was attributable primarily to the increase in product sales.

Comprehensive Income

For the year ended December 31, 2007, the Company’s comprehensive income amounted to $9.72 million, an increase of $2.89 million or 42% compared to $6.82 million for the prior year. The increase was due to an increase in net income and foreign currency translation adjustments over the period.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has financed its operations primarily through cash flows from operations. We currently do not have any outstanding short term or long term debt. We generate sufficient capital from our operating revenues and shareholder investments to cover our operating cash flow needs. We require that our customers pay us 30% of the sale price at the time the order is placed and the purchase order is signed. In addition, our customers pay us an additional 30% once the unit has been built and tested. The final 40% is paid in two installments, 30% on the date of installation and acceptance by the customer and the final 10% on 1 year following the installation date. As we operate with relatively high margins, this scenario provides us with sufficient cash to purchase various raw materials, meet our component inventory needs and pay our vendors. In addition, there are very few direct costs associated with our service business which further enhances our cash position. We have longstanding, positive relationships with our vendors and are given favorable payment terms. Also, we believe that we can defer certain tax payments, if we choose to do so. We plan to raise additional capital that will help finance a number of expansion initiatives including new product development.

As of December 31, 2007, the Company had total assets of $18.86 million, of which cash amounted to $866,585, accounts receivable amounted to $8.25 million, prepayment and other current assets amounted to $3.27 million and inventories amounted to $1.07 million.   Working capital was approximately $11.08 million. The quick ratio was approximately 4.18:1.

Comparison of years ended December 31, 2006 and 2007

Net cash from operating activities totaled approximately $5.11 million for the year ended December 31, 2007, a decrease by $6.01 million compared to $11.12 million for the same period in the prior year. This decrease resulted primarily from the following changes in the operating assets and liabilities:

•	$5.6 million increase in accounts receivables;

•	$553,000 decrease in inventories;

•	$486,000 increase in prepayments and other receivables;

•	$76,850 increase in accounts payable;

•	$620,000 decrease in tax payable;

•	$521,000 increase in accrued expenses and other current liabilities;

Cash collected from accounts receivable for the year ended December 31, 2007 was significantly lower than cash collected from accounts receivables for the year ended December 31, 2006. This was due to an abnormal, large accounts receivable payment made by one of the company’s major customers during the year ended December 31, 2006.

Net cash from investing activities was ($10.23) million and ($1.75) million for the years ended December 31, 2007 and 2006, respectively. The cash used by investing activities was used to equip our new office facility into which we moved to support our growing operations and to repay advances by related parties that were used to complete the acquisition of Tibet Changdu by Allied Moral.

Cash flows provided by financing activities amounted to $5.65 million and ($9.16) million for the years ended December 31, 2007 and 2006, respectively. For the years ended December 31, 2007, cash flows generated by financing activities consisted of $9.12 million of contributed capital and ($3.58) million as a payment for redemption of common shares.

OPERATING LEASE COMMITMENTS

Rental expenses for obligations under operating leases were $44.75 (RMB 356,088) and $52,504 (RMB 372,778) for the years ended December 31, 2006 and 2007, respectively. As of December 31, 2007, the total future minimum lease payments under non-cancellable operating leases in respect of premises are $5.22 million (RMB 37.1 million). While our new facilities have a lower cost per square meter, they are larger than the office space we previously occupied. As a result, our total rental expense will increase from $4,006 (RMB 31,880) per month to $21,934 (RMB 160,000) per month.

Quantitative information about market risk and qualitative information about market risk

Transaction Risk and Currency Risk Management

Our operations do not employ financial instruments or derivatives which are market sensitive, and therefore we are not subject to the financial market risks associated with such instruments and derivatives.

Exchange Rate Sensitivity

We do not currently sell our products internationally, so we are not subject to substantial risk from changes in exchange rates. There is a limited impact from exchange rate fluctuations as a result of the fact that we purchase some components and materials internationally. However, after a fairly stable period when the RMB was pegged to the US Dollar, the trend over the past few years has been appreciation of the RMB. This has the result of reducing our costs when stated in RMB terms, as it requires fewer RMB to acquire the same dollar value of goods compared to periods when the RMB was weaker.

Our production base is in China, which results in a substantial portion of our operating expenses being denominated in Renminbi, although the majority of our international purchases are made in U.S. dollars.

We currently do not engage in hedging or other activities to control the risk of our foreign currency exposure.

Exchange Controls

Chinese law allows enterprises owned by foreign investors to remit their profits, dividends and bonuses earned in China to other countries, and the remittance does not require prior approval by the State Administration on Foreign Exchange. SAFE regulations formerly required extensive documentation and reporting, some of which was burdensome and slowed payments. If there is a return to payment restrictions and reporting, the ability of a Chinese company to attract investors will be reduced. Also, current investors may not be able to obtain the profits of the business which they own as a result of other restrictions that the Chinese government may impose. Relevant Chinese laws and regulations permit payment of dividends only from retained earnings, if any, determined in accordance with Chinese accounting standards and regulations. It is possible that the Chinese tax authorities may require changes in our reported income that would limit our ability to pay dividends and other distributions. Chinese law requires companies to set aside a portion of net income to fund certain reserves which amounts are to distributable as dividends. These rules and possible changes could restrict a company in China from repatriating funds to us and our shareholders as dividends.

Interest Rate Risk

We are equity financed and have only limited debt that is subject to interest rate change risk.

Item 7. Financial Statements.

Our financial statements are annexed to this report beginning on page F-1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information required by this item regarding directors is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2008 Annual Meeting of Stockholders (the “Proxy Statement”) under the heading “Election of Directors.” The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information under the caption “Compliance with Section 16(a) of the Exchange Act” contained in the Proxy Statement. The information required by this item regarding our code of ethics is incorporated by reference to the information under the caption “Code of Ethics” contained in our Proxy Statement.

The following table and text set forth the names and ages (as of November 15, 2007) of all of our directors and executive officers. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers. Each of our directors, other than Mr. Hui, is “independent” under the independence standards adopted by the Nasdaq Capital Market. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Position
Hui Xiaobing	54	Chairman and CEO
Huang Jian	50	Vice President and Director
Li Bo	35	Corporate Secretary
Richard Shen	42	Chief Financial Officer
Cui Zhi	38	Chief Technology Officer
Tang Sucheng	45	Director of Marketing
Joe Chang	43	Director
Kenneth Borow	59	Director
Edward Meng	40	Director
Li Daxi	59	Director
Peter Slate	41	Director

Hui Xiaobing, Chairman of the Board and Chief Executive Officer

Mr. Hui currently serves as Chairman of the Board and Chief Executive Officer of Huiheng, positions he has held (including with Allied Moral) since the inception of that company in 2006, and Chairman of the Board and Chief Executive Officer of Changdu Huiheng, positions he has held since 2005. In addition, Mr. Hui has been the Chief Executive Office of Huiheng Industry since 2004. Mr. Hui also served from 1999 to 2006 as the President and Chairman of the Board of Shenzhen OUR Technology Co., Ltd., the pioneer of the radiotherapy industry in China. Mr. Hui holds a Masters degree in Regional Economics from Tongji University.

Mr. Huang Jian, Director

Mr. Huang Jian, a director since November 2007, has a background in business and management. He currently serves as the Vice President of the Company, a position he assumed in 2007. Mr. Huang is also the President and Director of Wuhan Kangqiao, positions he has held since 2006. In addition, Mr. Huang has been a director of Shenzhen Hyper since 2006 and has been the President of Shenzhen Hyper since 2001. Mr. Huang has a degree from Beijing Broadcast and Television University.

Li Bo, Corporate Secretary

Mr. Li Bo has a background in business and engineering and holds a Ph.D in management from Huazhong University of Science and Technology. Since 2005, Mr. Li has served as the Assistant to the CEO of Huiheng. He was obtaining his Ph.D. degree from 2002 through 2004. Prior to that, from 1998 to 2001, Mr. Li was the Assistant to the President of Wuhan Huazhong Numerical Control System Co., Ltd.

Richard Shen, Chief Financial Officer

Mr. Shen serves as Chief Financial Officer of Huiheng. In addition, he is also a managing partner of Sunlight Investment Limited, an asset management and investment consultant business, where he has served since 2005. From 2002 through 2005, Mr. Shen was a Vice President and Director of New Tech & Telecom Investment Limited. Previously, he served as the General Manager of Touchstone Investment Limited. Mr. Shen received his MBA from York University in Toronto, Canada.

Mr. Cui Zhi, Chief Technology Officer

Mr. Cui Zhi oversees Changdu Huiheng’s research and development operations as the Chief Technology Officer, a position he has held since 2005. From 2002 to 2005, Mr. Cui was the Chief Engineer for Shenzhen Hyper, where he played a key role in the development of the Super Gamma System. Mr. Cui holds a Ph.D in Physics from China Science and Technology University.

Tang Sucheng, Director of Marketing

Mr. Tang is responsible for the sales and marketing functions of Tibet Chengdu as Director of Marketing, a position he has held since 2005. From 2000 to 2005, Mr. Tang was the Vice General Manager of SZ Jiancheng Investment Co., Ltd., a former affiliate of Huiheng. Mr. Tang studied at the Austria National Science and Technology Academy, where he earned a Ph.D. degree in physics.

Dr. Joe Chang, Director

Dr. Joe Chang, a director since November 2007, presently serves as Associate Professor and the Clinical Service Chief of Thoracic Radiation Oncology at the University of Texas M.D. Anderson Cancer Center in Houston, Texas, a position he has held since 2006, and is responsible for clinical operation for thoracic service. Dr. Chang has worked as an attending physician in the MD Anderson Cancer Center for the past six years. In recent years, he has received a Radiology Society of North America Research Scholar grant and the Career Development Award from the University of Texas MD Anderson Cancer Center lung cancer SPORE (NIH grant), amongst other research grants, honors and awards. He has published more than 110 papers, book chapters in the field of cancer biology and radiotherapy. Dr. Chang earned his medical degree at Shanghai Medical University in the PRC in 1985 and his Ph.D. from the University of Texas in 1997.

Dr. Kenneth Borow, Director

Dr. Kenneth M. Borow has been a director since November 2007. For the seven years beginning in 2000 he was President and Chief Executive Officer at Encorium Group, Inc., a NASDAQ small cap listed company. He is currently Encorium's President and Chief Medical and Strategic Development Officer. Dr. Borow is an internist, pediatrician, adult cardiologist and pediatric cardiologist with over 30 years of clinical research experience. He earned his medical degree at The Temple University School of Medicine in 1974. He completed his post doctoral training at the Brigham & Women's Hospital, The Children's Hospital Medical Center, and Harvard Medical School in Boston. Subsequently, he was Professor of Medicine and Pediatrics at the University of Chicago Medical Center. Dr. Borow has more than 100 medical/scientific publications. After completion of a 20 year academic career, Dr. Borow was responsible for Clinical Research Operations in the United States and Puerto Rico for Merck Research Laboratories. In this role, he oversaw clinical research studies for over 200 different protocols conducted at more than 2,500 investigative sites. Since coming to Encorium Group he has been involved in the design and conduct of more than 50 clinical trials, many of them multinational in scope. Dr. Borow has been a senior consultant to numerous pharmaceutical and biotechnology companies, medical imaging companies, and venture capital firms providing due diligence services for medical products as well as expertise in the design and conduct of clinical development programs in cardiovascular disease, hyperlipidemias, oncology, medical imaging, diabetes, pulmonary arterial hypertension, osteoporosis and multiple vaccines.

Mr. Edward Meng, Director

Mr. Edward Meng, a director since November 2007, is the CFO and a director of NavStar Media Holdings, Inc. He has over ten years of experience in managing, leading and advising corporations through complex restructurings, international market expansion and capital markets transactions. Mr. Meng’s previous positions include Senior Financial Consultant at Shell (China) Limited; CFO of Koch Materials (China) Co., a subsidiary of Koch Industries, Inc.; and Director of Finance of Intelsat Global Services Co. Mr. Meng earned his MBA from Georgetown University.

Dr. Li Daxi, Director

Dr. Li Daxi, a director since November 2007, founded the Chinese Association of Science and Business, a organization devoted to bridging science with business and bridging China with the world, in 1997. Dr. Li has 14 years experience in investment banking and venture capital, including ten years on Wall Street with Salomon Brothers and Lehman Brothers. He is a director of the United Orient Bank where he oversees investments and auditing of the bank. In March 2005, he was invited as an overseas representative to participate in the China National Chinese People’s Political Consultative Conference. He is also a co-founder of the Shenzhen Overseas Chinese Student Venture Park, a joint-venture with the Shenzhen city government, which hosts 250 high-tech startup companies. Dr. Li received a Ph.D. in high energy physics from the City University of New York.

Mr. Peter Slate, Director

Mr. Peter Slate, a director since November 2007, is the President & CEO of International Orthopedic Alliance. Previously, Mr. Slate was the President & CEO of Arizona Technology Enterprises, LLC. Mr. Slate has extensive experience as an advisor and board member for emerging companies. He has held senior executive positions with both public and private companies including Baxter International, Inc. and Zenith Electronics, Inc. Mr. Slate was also a corporate attorney with Katten, Muchin & Zavis (now Katten Muchin Rosenman, LLP) specializing in mergers, acquisitions and securities and private equity transaction. Mr. Slate received his BA from University of Michigan, JD from George Washington University and MBA from Northwestern University.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of our directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Item 10. Executive Compensation.

Summary Compensation Table

The following table sets forth the information, on an accrual basis, with respect to the compensation of our and Allied Moral’s executive officers for the fiscal years ended December 31, 2006 and December 31, 2007.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings	All Other Compen- sation ($)	Total ($)
Hui Xiaobing,	2007		$19,200		$2,667	0	0	0	0	0		$21,867
Chief Executive Officer	2006		$18,000		$2,500							$20,500

Huang Jian,	2007		$16,000		$1,333	0	0	0	0	0		$17,333
Vice President	2006		$15,000		$1,250							$16,250

Richard Shen (1)	2007		$6,000		0	0	0	0	0	0		6,000
Chief Financial Officer	2006	$	n/a	$	n/a						$	n/a

Cui Zhi,	2007		$13,440		$1,333	0	0	0	0	0		$14,773
Chief Technology Officer	2006		$12,600		$1,250							$13,850

Tang Sucheng,	2007		$7,200		$1,200	0	0	0	0	0		$8,400
Director of Marketing	2006		$6,750		$1,125							$7,875

Li Bo,	2007		$8,000		$1,333	0	0	0	0	0		$9,333
Secretary & Chairman’s Assistant	2006		$7,500		$1,250							$8,750

(1) Mr. Shen joined the company in 2007.

Options/SAR Grants Table

During the last fiscal year, neither we nor Allied Moral have granted any stock options or Stock Appreciation Rights (“SARS”) to any executive officers or other individuals listed in the table above.

Aggregated Option/SAR exercised and Fiscal year-end Option/SAR value table

Neither our executive officers nor the other individuals listed in the tables above, exercised options or SARs during the last fiscal year.

Stock Option Plan

The Company has adopted a stock option plan that reserves 1,566,666 shares for issuance upon the exercise of options. No options have been issued under the plan.

Long-term incentive plans

No Long Term Incentive awards were granted in the last fiscal year.

Defined benefit or actuarial plan disclosure

As required by Chinese law, our Chinese subsidiaries contribute 10% of an individual employee’s monthly salary to pension insurance.

Compensation of Directors

We have recently decided to compensate our outside directors for their service through a combination of cash and stock options, in addition to the reimbursement of their expenses incurred in performing their duties. Each director (other than the Chair of the Compensation Committee or Audit Committee) will receive $3,000 per month and a stock option to purchase 30,000 shares vesting quarterly over a period of three years. The Chair of the Compensation Committee will receive $3,500 per month and options for 36,000 shares (with the same vesting schedule as the other directors) and the Chair of the Audit Committee will receive $4,000 per month and options for 36,000 shares (with the same vesting schedule as the other directors). No compensation was paid and no options were awarded in 2007.

Employment contracts and termination of employment and change-in-control arrangements

None of our officers or employees is under an employment contract or has contractual rights triggered by a change in control of the Company.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of our Board of Directors is comprised of Mssrs. Li Daxi, Kenneth Borow and Joseph Chang Mill Basin did not pay any salary or other compensation during fiscal 2007. Mr. Hui, in consultation with others, determined the compensation payable to officers and employees of Allied Moral and its subsidiaries during 2006 and prior to the share exchange in 2007. The Compensation Committee is comprised entirely of independent directors. None of the members of our Compensation Committee is or has ever been one of our officers or employees. No interlocking relationship exists between the Huiheng Board of Directors or Compensation Committee and the board of directors or compensation committee of any other entity.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable.

As of April 1, 2008, we had a total of 13,800,137 shares of common stock outstanding and 233,333 shares of Series A Preferred Stock issued and outstanding.

Common Stock

The following table sets forth, as of April 1, 2008: (a) the names and addresses of each beneficial owner of more than five percent of our common stock known to us, the number of shares of common stock beneficially owned by each such person, and the percent of our common stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares our common stock beneficially owned, and the percentage of our common stock so owned, by each such person, and by all of our directors and executive officers as a group. Unless otherwise indicated, the business address of each of our directors and executive offices is c/o Huiheng Medical, Inc., Huiheng Building, Gaoxin 7 Street South, Keyaunnan Road, Nanshan District, Shenzhen Guangdong, P.R. China 51807. Each person has sole voting and investment power with respect to the shares of our common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name of Beneficial Owner	Shares Owned Beneficially	Percentage Ownership
Hui Xiaobing (1)	11,750,000	85%

Huang Jian	0	*

Li Bo	0	*

Richard Shen	0	*

Cui Zhi	0	*

Tang Shucheng	0	*

Joe Chang	0	*

Kenneth Borow	0	*

Edward Meng	0	*

Li Daxi	0	*

Peter Slate	0	*

All Officers & Directors as a Group (11 people)	11,750,000	85%

* Individual owns less than 1% of our securities.

(1) Includes shares held by Clear Honest International Limited, a company controlled by Mr. Hui Xiaobing, Chief Executive Officer of Huiheng.

Preferred Stock

The following table sets forth, as of April 1, 2008: the names and addresses of each beneficial owner of more than five percent of our Series A Preferred Stock known to us, the number of shares of preferred stock beneficially owned by each such person, the percent of the preferred stock so owned, and the number of shares of common stock issuable upon conversion of the preferred stock. To our knowledge, none of our directors or executive officers have any direct or beneficial ownership interest in shares of preferred stock or shares of common stock issuable upon conversion of the preferred stock:

Name and Address	Shares Beneficially Owned	Percentage Ownership	Shares of Common Stock Issuable on Conversion

Chardan China Investments, LLC 625 Broadway, Ste. 1111 San Diego, CA 92101	52,667	22.6%	553,225

Platinum Partners Value Arbitrage Fund, L.P. 152 West 57th St. New York, NY 10019	48,988	21.0%	514,580

Kenneth Greif 240 Maple Street Englewood, NJ 07631	20,000	8.5%	210,084

Atlas Master Fund, Ltd 135 East 57th St. New York, NY 10022	15,087	6.5%	158,477

Item 12. Certain Relationships and Related Transactions.

Transactions with management and others

Clear Honest International, Ltd., a corporation owned and controlled by Mr. Hui Xiaobing, our CEO, became a holder of more than 5% of our outstanding shares as a result of the Allied Moral share exchange which was consummated on May 15, 2007. In this transaction, the previous holders of Allied Moral capital stock exchanged their shares for shares of our capital stock. Clear Honest, is entitled to receive approximately 96.9% of the incentive shares that may be issued pursuant to the Allied Moral share exchange agreement. This incentive share program was negotiated as part of the share exchange agreement to provide the shareholders who controlled Allied Moral with an incentive to achieve or exceed the stated growth in the Company earnings, which will benefit all of our shareholders.

As of December 31, 2006, Allied Moral had advanced $688,100 to Huiheng Industry which was under the control of Mr. Hui Xiaobing. This advance was unsecured and interest free and was made to provide working capital to Shenzhen Huiheng. These amounts are repayable on demand, and as of September 30, 2007, $584, 207 remained outstanding. During August 2006, Allied Moral acquired the equity interests in Changdu Huiheng from Shenzhen Huiheng (99%) and Mr. Hui (1%), for $6,207,002 and $62,697 respectively. As of December 31, 2006 there was a balance of $6,342,820 due to Huiheng Industry and $65,092 due to Mr. Hui with respect to the acquisition. As of May 2007, these balances were paid in full.

Indebtedness of Management

There have been no borrowings by management from the Company.

Item 13. Exhibits.

The following documents are filed as part of this Annual Report:

(a) Financial Statements:

Page
Report of Independent Registered Accounting Firm	F-1
Consolidated Balance Sheet at December 31, 2007	F-2
Consolidated Statements of Operations for the Years Ended December 31, 2007 and 2006	F-3
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006	F-5
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2007 and 2006	F-4
Notes to Consolidated Financial Statements	F-7

(b) Exhibits:

	3.1	Articles of Incorporation, as revised
	3.2	Amended and Restated By-Laws
	4.2	Certificate of Designation for Series A Preferred Stock (incorporated by reference to the exhibit to the Company's report on Form 8-K filed on January 16, 2008)
	10.1	Securities Exchange Agreement dated May 15, 2007 (incorporated by reference to Company’s current report on Form 8-K filed on May 15, 2007)
*	10.2	Huiheng 2007 Share Plan
	10.3	Stock Purchase Agreement dated September 1, 2006 (incorporated by reference to Company’s Form 10-KSB filed on February 28, 2007)
*	10.4	Office Lease
*	10.5	Investors’ Right Agreement among Allied Moral Holdings and the purchasers of Series A Preferred Stock
*	10.6	Amendment to Investors’ Rights Agreement
*	10.7	Form of Equipment Sales Contract
*	10.8	Purchase Contract for Cobalt-60 Radiation Sources Used in SGS-I
*	10.9	Contract for Commissioned Manufacturing of Collimators and Tungalloy Parts
*	10.10	Contract for Commissioned Manufacturing of SGS-I
*	10.11	Capital Contribution Transfer Agreement
*	10.12	Underwriter Purchase Option
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Previously filed

Item 14. Principal Accountant Fees and Services.

We paid the aggregate fee of $122,000 to UHY ZTHZ HK CPA Limited, our principal external auditors, for the professional services rendered by them for the audit of our annual financial statements for the fiscal year ended on December 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the Shenzen, China on April 3, 2008.

Huiheng Medical, Inc.,
a Nevada corporation

By:	/s/ Hui Xiaobing
Hui Xiaobing
President and Chief Executive Officer

Date: April 8, 2008

In accordance with the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates stated.

Signature(s)	Title(s)	Date

/s/ Hui Xiaobing	Chairman and CEO
Hui Xiaobing	(Principal Executive Officer)	April 8, 2008

/s/ Richard Shen	Chief Financial Officer
Richard Shen	(Principal Financial and Accounting Officer)	April 8, 2008

/s/ Jian Huang
Jian Huang	Director	April 8, 2008

/s/ Daxi Li
Daxi Li	Director	April 3, 2008

/s/ Joe Y. Chang
Joe Y. Chang	Director	April 3, 2008

/s/ Kenneth Borow
Kenneth Borow	Director	April 2, 2008

/s/ Peter Slate
Peter Slate	Director	April 5, 2008

/s/ Edward Meng
Edward Meng	Director	April 5, 2008

HUIHENG MEDICAL, INC.

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006
CONTENTS

Pages

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2

Consolidated Statements of Income	F-3

Consolidated Statements of Stockholders' Equity	F-4

Consolidated Statements of Cash Flows	F-5 - F-6

Notes to the Consolidated Financial Statements	F-7 - F-34

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS
HUIHENG MEDICAL INC.

We have audited the accompanying consolidated balance sheets of Huiheng Medical Inc. (the “Company”) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Huiheng Medical Inc. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S accounting principles.

UHY ZTHZ HK CPA LIMITED
Certified Public Accountants
David Tze Kin Ng, Auditor
Practising Certified Number P553

Hong Kong, the People’s Republic of China, March 28, 2008

HUIHENG MEDICAL, INC.
CONSOLIDATED BALANCE SHEETS

	2007	2006
	December 31	December 31
	USD	USD
Assets

Current assets
Cash (note 4)	866,585	338,039
Accounts receivable (note 5)	8,245,647	2,649,300
Prepayments and other receivables (note 6)	3,272,886	2,786,518
Due from a related party (note 15(b))	745,483	688,100
Inventories (note 7)	1,071,613	1,624,675
Deferred income tax assets (note 14)	26,383	18,879

Total current assets	14,228,597	8,105,511

Property, plant and equipment, net (note 8)	3,701,692	435,705
Intangible assets, net (note 9)	881,738	896,363
Investment in affiliated company	48,326	63,689
Deferred income tax assets (note 14)	-	5,377

Total assets	18,860,353	9,506,645

Liabilities, minority interest and stockholders' equity

Current liabilities
Accounts payable	714,837	637,984
Income taxes payable	207,660	827,828
Accrued liabilities and other payables (note 10)	2,109,287	1,588,264
Due to related parties (note 15(b))	117,162	6,407,912

Total current liabilities	3,148,946	9,461,988

Minority interest (Note 11)	1,353,511	940,630

Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 1,000,000 shares authorized;
Designated Series A 7% convertible preferred stock, $0.001 par value; 300,000 shares authorized; 266,666 shares issued and oustanding with liquidation preference of $9,999,975	267	267
Common stock, $0.001 par value; 74,000,000 shares authorized; 23,150,000 shares issued and 13,450,000 shares outstanding	13,450	13,450
Treasury stock, 9,700,000 shares at $0.001 par value	-	-
Additional paid-in capital	7,498,086	(1,617,271)
Retained earnings	6,147,877	712,279
Accumulated other comprehensive income
Foreign currency translation difference	698,216	(4,698)

Total owners' equity (deficit)	14,357,896	(895,973)

Total liabilities, minority interest and stockholders' equity	18,860,353	9,506,645

See accompanying notes to consolidated financial statements.

HUIHENG MEDICAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
	USD	USD

Revenues, net (note 13)	15,939,614	12,346,672

Cost of revenues	(3,764,077)	(2,652,695)

Gross profit	12,175,537	9,693,977

General and administrative expenses	(1,530,074)	(1,276,910)
Sales and marketing expenses	(81,199)	(123,308)
Research and development costs	(263,314)	(124,283)

Operating income	10,300,950	8,169,476

Interest income	5,269	1,175
Equity in (loss)/income of affiliated company	(19,023)	5,942

Income before income taxes and minority interest	10,287,196	8,176,593

Income tax expense (note 14)	(938,078)	(1,395,786)

Net income before minority interest	9,349,118	6,780,807

Minority interest	(333,349)	35,667

Net income after minority interest	9,015,769	6,816,474

Translation adjustments	702,914	3,992

Net income/Comprehensive	9,718,683	6,820,466

Net income per common shares
- Basic	0.67	0.51

- Diluted	0.66	0.50

Weighted common shares outstanding
- Basic	13,450,000	13,450,000

- Diluted	13,716,666	13,716,666

See accompanying notes to consolidated financial statements.

HUIHENG MEDICAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2007 AND 2006

	Series A 7% Preferred Stock $0.001 Par Value		Common Stock $.001 Par Value		Treasury Stock		Additional		Accumulated Other	Total
	Number of		Number of		Number of		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity

Balance, December 31, 2005	266,666	$267	13,450,000	$13,450	(9,700,000)	$-	$(1,617,271)	$3,060,671	$(8,690)	$1,448,427

Comprehensive income:
Net income								6,816,474		6,816,474
Foreign currency translation gain									3,992	3,992

Total comprehensive income										6,820,466

Dividends declared (Note 12c)								(9,164,866)		(9,164,866)

Balance, December 31, 2006	266,666	267	13,450,000	13,450	(9,700,000)	-	(1,617,271)	712,279	(4,698)	(895,973)

Comprehensive income:
Net income								9,015,769		9,015,769
Foreign currency translation gain									702,914	702,914

Total comprehensive income										9,718,683

Contribution to capital, net							9,115,357			9,115,357

Payment for redemption of common shares								(3,580,171)		(3,580,171)

Balance, December 31, 2007	266,666	$267	13,450,000	$13,450	(9,700,000)	$-	$7,498,086	$6,147,877	$698,216	$14,357,896

See accompanying notes to the consolidated financial statements

HUIHENG MEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
	USD	USD

Cash flows from operating activities:

Net income	9,718,683	6,820,466

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	79,399	164,810
Amortization of intangible assets	14,625	143,057
Minority interest	412,881	(35,667)
Equity in losses/(earnings) of affiliated company	15,363	(5,942)
Deferred taxes	(415)	2,637
Translation adjustments	423,446	334,465

Changes in assets and liabilities:
Accounts receivable	(5,596,347)	4,727,915
Prepayments and other receivables	(486,368)	356,878
Inventories	553,062	(184,542)
Accounts payable	76,853	(90,015)
Income taxes payable	(620,168)	556,852
Accrued liabilities and other payables	521,023	(1,672,898)

Net cash provided by operating activities	5,112,037	11,118,016

HUIHENG MEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
	USD	USD

Cash flows from investing activities:
Investment in affiliated company	-	7,958
Capital expenditures on addition of Property, plant and equipment	(3,371,037)	-
Advances to related parties	-	(688,100)
Advance to third parties	-	(655,109)
Advance (to)/from related parties	(9,322)	640,689
Payment of the acquisition of a subsidiary	(6,854,386)	(1,537,653)
Advances from third parties	-	480,496

Net cash used in investing activities	(10,234,745)	(1,751,719)

Cash flows from financing activities:
Contribution to capital	9,115,357	-
Payment for redemption of common shares	(3,580,171)	-
Repayment of redemption of common shares	116,068	-
Dividend paid	-	(9,164,866)

Net cash from/(used in) financing activities	5,651,254	(9,164,866)

Net increase in cash	528,546	201,431

Cash as of January 1	338,039	136,608

Cash as of December 31	866,585	338,039

Supplemental disclosures of cash flow and non-cash information:

Interest paid	-	-
Income tax paid	1,558,246	856,120

See accompanying notes to consolidated financial statements.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

1.	Organization and Operations

Huiheng Medical, Inc. (the “Company” or “Huiheng”) formerly known as Mill Basin Technologies Limited (the "Mill Basin") is a China-based medical device company that, through its subsidiaries, designs, develops and markets radiation therapy systems used for the treatment of cancer. The Company is a Nevada holding company and conducts all of its business through operating subsidiaries.

In 2005, the ownership interests of Shenzhen Hyper Technology Company, Ltd. (“Shenzhen Hyper”), Wuhan Kangqiao Medical New Technology Company, Ltd. (“Wuhan Kangqiao”) and Beijing Yuankang Kbeta Nuclear Technology Company, Ltd. (“Beijing Kbeta”) were reorganized under Tibet Changdu Huiheng Industry Development Company, Ltd. (“Changdu Huiheng”), a Chinese holding company established in Tibet. Upon the completion of the reorganization, Changdu Huiheng owned 75% of the equity interest in Shenzhen Hyper, 100% of the equity interest of Wuhan Kangqiao and 50% of the equity interest of Beijing Kbeta. Remaining equity interests in Shenzhen Hyper and Beijing Kbeta are owned by unrelated and unaffiliated parties.

In 2006, Mr. Hui Xiaobing, the sole owner of Changdu Huiheng, established Allied Moral Holdings, Ltd. ("the Allied Moral')in the British Virgin Islands as a holding company and transferred 100% of the ownership interests of Changdu Huiheng to Allied Moral as part of an ownership restructuring to facilitate investments by foreign investors.

In May 2007, Mill Basin entered into a share exchange agreement to acquire (I) all of the issued and outstanding shares of the common stock of Allied Moral Holdings, Ltd. in exchange for 13,000,000 shares of Huiheng's common stock, and (ii) all of the issued and outstanding Series A Preferred Stock of Allied Moral in exchange for 266,666 shares of Huiheng's Series A Preferred Stock. In connection with the share exchange, Mill Basin agreed to change the name from "Mill Basin Technologies, Limited" to "Huiheng Medical, Inc.". As part of this transaction, holders of some of Mill Basin's outstanding shares issued prior to May 15, 2007 contributed shares to Mill Basin so that there were 450,000 shares of Mill Basin's common stock issued and outstanding immediately prior to the share exchange. Taking into account the shares issued in the share exchange, Mill Basin now have 13,450,000 shares of common stock issued and outstanding, 13,000,000 (96.65%) of which are owned by Allied Moral's former shareholders, with the balance being held by Mill Basin's prior shareholders, along with 266,666 shares of our Series A Preferred Stock, all of which are owned by former holders of Allied Moral's Series A Preferred Stock.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

1.	Organization and Operations (…/Cont'd)

On September 28, 2007 Huiheng Medical, Inc. filed a Certificate of Correction to correct the Certificate of Designation of the Series A Preferred Stock. The filing corrected the initial Conversion Price from $3.75 to $3.57 per share and corrected the initial conversion rate from 10.0 to 10.5042 shares of common stock for each share of Series A Preferred Stock.

The share exchange is regarded as a reverse merger, since Allied Moral's former shareholders obtained control of Huiheng Medical, Inc. (formerly known as Mill Basin). As a result, Allied Moral was considered to be the acquirer for accounting purposes.

As a result of the share exchange, Huiheng owns all of the issued and outstanding stock of Allied Moral, which was incorporated in the British Virgin Islands on July 26, 2006. Allied Moral, holds all of the issued and outstanding stock of Changdu Huiheng Development Co., Ltd. (“Changdu Huiheng”), which in turn owns 100% of the issued and outstanding stock of Wuhan Kangqiao Medical New Technology Co., Ltd. (“Wuhan Kangqiao”), 75% of the issued and outstanding stock of Shenzhen Hyper Technology Co., Ltd (“Shenzhen Hyper”) and 50% of the issued and outstanding stock of Beijing Yuankang Kbeta Nuclear Technology Co., Ltd. (“Beijing Kbeta”). Private companies in China own the other interests in these subsidiaries.

2.	Basis of Presentation and summary of significant accounting policies

The Company's consolidated financial statements for the years ended December 31, 2007 and 2006 are presented in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for the interest of the investors.

Because the Company, Changdu Huiheng, Wuhan Kangqiao and Shenzhen Hyper were under common control, the Company's acquisition of Changdu Huiheng and Changdu Huiheng's acquisition of Wuhan Kangqiao and Shenzhen Hyper has been accounted for in a manner similar to a pooling of interests. Accordingly, the assets and liabilities of Changdu Huiheng and its Subsidiaries transferred to the Company have been recognized at their historical carrying amount.

In a reverse acquisition all accounting history becomes, that of the accounting acquirer, therefore all historical information prior to the acquisition is that of Allied Moral. The shares issued to the shareholders of Allied Moral have been stated retroactively. The reverse merger adjustment is therefore all the shares held by Mill Basin shareholders prior to the acquisition.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

2.	Basis of Presentation and summary of significant accounting policies (…/Cont'd)

The consolidated financial statements include all accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material inter-company balances and transactions have been eliminated.

Reverse Acquisition Merger

Prior to the May 2007 share exchange, Huiheng was a non-reporting privately held company. The post-acquisition Company is accounted for as a recapitalization of Huiheng using accounting principles applicable to reverse acquisitions with Huiheng being treated as the accounting parent (acquirer) and Allied Moral Holdings Ltd ("Allied Moral"), the legal parent, being treated as the accounting subsidiary (acquiree). Prior to the consummation of the acquisition in May 2007, Mill Basin had been an inactive public shell with no material assets, liabilities, or net stockholders' equity. Huiheng is regarded as the predecessor entity. In accordance with the provisions governing the accounting for reverse acquisitions, the historical figures presented are those of the Huiheng.

	Common Stock		Additional Paid-In
	Shares	Amount	Capital

Discount on capital issuance	-	-	(1,577,555)

Public company shares already outstanding on date of Merger, (May 15, 2007) par value $0.001	10,150,000	10,150	-

Share issued - Merger
- Common stock	13,000,000	13,000	(13,000)*
- Series A 7% convertible preferred stock	-	-	(267)

Treasury stock	(9,700,000)	(9,700)	9,700

Contribution to capital, net
- Share premium	-	-	9,973,333
- Less: Transaction cost	-	-	(1,014,642)
- Elimination of Allied Moral	-	-	156,666

Absorb balances from Mill Basin	-	-	(36,149)

Reverse acquisition recapitalization adjustment, net	13,450,000	13,450	7,498,086

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

3.	Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The consolidated financial statements include the Company and its three subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Cash

Cash consists of cash on hand and in bank.

(c)	Accounts Receivable

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts sales returns, trade discounts and value added tax. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in general and administrative expenses. The allowance for doubtful accounts approximated $5,059 at December 31, 2007.

Outstanding account balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure to its customers.

(d)	Inventories

The Company values inventories, consisting of work in process and raw materials, at the lower of cost or market. Cost of material is determined on the weighted average cost method. Cost of work in progress includes direct materials, direct production cost and an allocated portion of production overhead.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

3.	Summary of Significant Accounting Policies (.../Cont'd)

(e)	Property, Plant, and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to general and administrative expenses as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives ranging from three to twenty years. Building improvements, if any, are amortized on a straight-line basis over the estimated useful life. Depreciation of property and equipment are stated at cost less accumulated depreciation. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations. Construction in progress represents the costs of property, plant and equipment under construction or installation . The accumulated costs are reclassified as property, plant and equipment when installation or construction is completed. All borrowing costs, which include interest and foreign exchange differences incurred that are attributable to qualifying assets, are capitalized as cost of construction in progress. Capitalization of borrowing costs ceases when the construction is completed and the constructed or installed asset is ready for its intended use.

The estimated useful lives of the assets are as follows:

Years

Building improvements	3-5
Buildings	20
Production equipment	3-5
Furniture, fixtures and office equipment	3-5
Motor vehicles	5-10

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

3.	Summary of Significant Accounting Policies (.../Cont'd)

(f)	Intangible Assets

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

Years
Patented technology	20
Software	5

(g)	Investment in affiliated company

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

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

3.	Summary of Significant Accounting Policies (.../Cont'd)

(h)	Impairment of Long-Lived Assets

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

No impairment loss was recognized in 2006 and 2007.

(i)	Fair value of financial instruments

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

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

3.	Summary of Significant Accounting Policies (.../Cont'd)

(j)	Revenue Recognition

The Company generates revenue primarily from sales of medical equipment and maintenance and support services. Revenue is recognized as follows:

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

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

3.	Summary of Significant Accounting Policies (.../Cont'd)

(j)	Revenue Recognition (…/Cont'd)

Pursuant to the document dated December 16, 2004 with No.173 issued by Tibet Finance Bureau, the profits tax payment of Changdu Huiheng in excess of RMB 900,000 for a year will be refundable by Tibet Finance Bureau. The 31% and 38.75% of business tax payment and value added tax payment respectively for a year will be refundable by Tibet Finance Bureau provided that the business tax payment and value added tax payment should be arrived at RMB 1 million and RMB 1.5 million for a year respectively. Such tax incentive policy will be valid for five (5) years from the year of commencement of tax refund, starting from September 2006.

The medical equipment sold by the Company has embedded self-developed software. In all cases, the medical equipment is marketed and sold based on its performance and functionality as a whole. The self-developed software can also be sold on a standalone basis.

The Company also provides comprehensive post-sales services to certain distributors for medical equipment used by hospitals. These contracts are negotiated and signed independently and separately from the sales of medical equipment. According to the agreements, the Company provides comprehensive services including exchange of cobalt, training to users of the medical equipment, maintenance of medical equipment, upgraded software and consulting. Fees for the services are recognized over by the life of the contract on a monthly basis.

(k)	Research and Development Costs

Research and development costs are charged to expense as incurred. Research and developement costs mainly consist of remuneration for research and development staff and material costs for research and development. The Company incurred $263,314 and $124,283 for the years ended 31 December, 2007 and 2006 respectively.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

3.	Summary of Significant Accounting Policies (.../Cont'd)

(l)	Income Taxes

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

(m)	Retirement and Other Postretirement Benefits

Contributions to retirement schemes (which are defined contribution plans) are charged to consolidated statements of operations as and when the related employee service is provided.

(n)	Warranty

The Company provides a product warranty to its customers to repair any product defects that occur within twelve months of the date of sale. Based on the limited number of actual warranty claims and the historically low cost of such repairs, the Company has not recognized a liability for warranty claims, but rather recognizes such costs when product repairs are made.

(o)	Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

3.	Summary of Significant Accounting Policies (.../Cont'd)

(p)	Foreign currency translation

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the year. The related transaction adjustments are reflected in " Accumulated other comprehensive income (loss)" in the stockholders' equity section of our consolidated balance sheet.

The average monthly for 2007 and the closing rate as at 31 December 2007 is Rmb 7.5973 and Rmb 7.2946 to one USD respectively. The average monthly for 2006 and the closing rate as at 31 December 2006 is Rmb 7.9579 and Rmb 7.8041 to one USD respectively.

(p)	Comprehensive income

The Company has adopted SFAS No. 130 Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statements of Income and the Consolidated Statement of Stockholders’ Equity.

(q)	Earning Per Share

Basic earnings per share are computed based on the weighted-average number of shares of our common stock outstanding. Diluted earnings per share are computed based on the weighted-average number of shares of our common stock and other dilutive securities. See also "Earnings Per Share" note below.

All information in this report relating to the number of shares, price per share and per share amounts of common stock gives retroactive effect to the May 2007 of our common stock.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

3.	Summary of Significant Accounting Policies (.../Cont'd)

(q)	Earning Per Share (…/Cont'd)

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations :

	2007	2006
	USD	USD
Numerator:
Net income	9,015,769	6,816,474

Denominator:
Weighted-average shares outstanding used for basic earnings per share	13,450,000	13,450,000

Weighted-average shares outstanding used for diluted earnings per share	13,716,666	13,716,666

(r)	Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

(s)	Segment reporting

The Company has no operating segments, as that term is defined in FASB Statement No. 131, Disclosure About Segments of an Enterprise and Related Information. All of the Company's operations and customers are in the PRC. Accordingly, no geographic information is presented.

(t)	Deferred Offering Costs

Deferred offering costs are those costs directly attributable to the Company's proposed public offering. Such costs consist principally of professional fees and will be charged to stockholders' equity upon receipt of the capital raised. Should the proposed offering prove to be unsuccessful, the deferred costs will be charged to operations.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

3.	Summary of Significant Accounting Policies (.../Cont'd)

(u)	Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, a Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 precribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, Accounting for Contingencies. The Company adopted the provisions of this statement in 2007. The adoption of this statement did not have a material effect on the Company's financial condition and results of operations.

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

In September 2006, FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

3.	Summary of Significant Accounting Policies (.../Cont'd)

(t)	Recently Issued Accounting Standards (…/Cont'd)

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

In December 2007, The FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which replaces FASB Statement no. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008, which will be the Company's fiscal year 2010. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on the Company's financial condition, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (SFAS 160)." SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity's first fiscal year beginning after December 15, 2008. Based upon the December 31, 2007 balance sheet, the impact of adopting SFAS 160 would be to reclassify in minority interests in consolidated subsidiaries from total liabilities to a separate component of stockholder's equity.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

3.	Summary of Significant Accounting Policies (.../Cont'd)

(t)	Recently Issued Accounting Standards (…/Cont'd)

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

4.	Cash

Cash represents cash in bank and cash on hand. There were no cash equivalents as of December 31, 2006 and 2007.

Renminbi is not a freely convertible currency and the remittance of funds out of the PRC is subject to the exchange restrictions imposed by the PRC government.

5.	Accounts Receivable

The Company performs ongoing credit evaluations of its customers' financial conditions. The Company generally requires its customers to provide advanced cash deposits for their purchases. The Company has historically been able to collect all of its receivable balances, and accordingly, has not provided any allowance for doubtful accounts as of December 31, 2006 and 2007.

6.	Prepayments and Other Receivables

	2007	2006
	USD	USD

Prepayments to suppliers	2,165,876	1,568,007
Advances to third parties	181,230	169,398
Other receivable	925,780	1,049,113
	3,272,886	2,786,518

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

7.	Inventories

Inventories as of December 31, 2006 and 2007 consist of the following:

	2007	2006
	USD	USD

Raw materials	338,637	844,835
Work-in-progress	732,976	779,840
	1,071,613	1,624,675

8.	Property, Plant and Equipment

	2007	2006
	USD	USD

Building improvements	161,192	150,668
Buildings	103,316	96,570
Production equipment	531,506	364,952
Furniture, fixtures and office equipment	182,002	148,761
Motor vehicles	175,301	124,997
	1,153,317	885,948
Accumulated depreciation	(617,175)	(450,243)
	536,142	435,705

Construction in progress#	3,165,550	-
	3,701,692	435,705

Construction in progress included cost for refurbishing the new office and the refurbishiment was completed at the beginning of 2008. No more construction cost shall be incurred.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

9.	Intangible Assets

The following table summarizes the Company's net amortized carrying value of its intangible assets as of December 31, 2006 and 2007.

	Patented
	technology	Software	Total
	USD	USD	USD

Balance as of January 1, 2006	936,616	102,804	1,039,420
Amortization	(57,856)	(85,201)	(143,057)
Balance as of December 31, 2006	878,760	17,603	896,363
Foreign currency translation gain	77,133	-	77,133
Amortization	(74,155)	(17,603)	(91,758)
Balance as of December 31, 2007	881,738	-	881,738

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

Estimated amortization expenses for the years ending December 31, 2008, 2009, 2010, 2011 and 2012 is USD74,155 each year which based on the average rate in 2007.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

10.	Accrued Liabilities and Other Payables

Accrued liabilities and other payables as of December 31, 2006 and 2007 consist of the following:

	2007	2006
	USD	USD

VAT, other taxes payable and surcharges	1,136,565	859,073
Accrued expenses	364,503	99,858
Accrued payroll and welfare	264,391	159,872
Customer deposits	343,828	300,558
Advances from third party	-	168,903
	2,109,287	1,588,264

Advances from third party represented unsecured, interest-free advances which are repayable on demand.

11.	Minority interest

Minority interest represents the share of 25% equity interest of Shenzhen Hyper owned by Shenzhen OUR International Limited as of December 31, 2006 and 2007.

12.	Stockholders' Equity

(a)	Stockholders' capital

Common stock at $0.001 par value; 74,000,000 shares authorized; 23,150,000 shares issued and 13,450,000 shares were outstanding.

Preferred stock at $0.001 par value; 1,000000 shares authorized with 300,000 shares designated as Series A 7% convertible preferred stock, 266,666 shares issued and outstanding with liquidation preference of $9,999,975.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

12.	Stockholders' Equity

(b)	Retained earnings

(i)	Retained earnings include the following:

Retained earnings for the years ended December 31, 2006 and December 31, 2007 include a General Reserve Fund of USD 1,310,516 for both year, less dividends paid in 2006.

(ii)	General reserve fund includes statutory surplus reserve and statutory public welfare reserve.

Statutory surplus reserve

In accordance with PRC Company Law, Changdu Huiheng is required to appropriate at least 10% of the profit arrived at for each year to the statutory surplus reserve. Appropriation to the statutory surplus reserve by Changdu Huiheng is based on profit arrived at under PRC accounting standards for business enterprises for each year.

The profit arrived at must be set off against any accumulated losses sustained by Changdu Huiheng in prior years, before allocation is made to the statutory surplus reserve. Appropriation to the statutory surplus reserve must be made before distribution of dividends to owners. The appropriation is required until the statutory surplus reserve reaches 50% of the registered capital. This statutory surplus reserve is not distributable in the form of cash dividends.

Statutory public welfare reserve (…/Cont'd)

In accordance with PRC Company Law, Changdu Huiheng appropriates 5% of the profit arrived at for each year to the statutory public welfare reserve prior to December 31, 2005. No statutory public welfare reserve is mandatory after December 31, 2005. Appropriation to the statutory public welfare reserve by Changdu Huiheng is based on profit arrived at under PRC accounting standards for business enterprises for each year.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

12.	Stockholders' Equity

(b)	Retained earnings

(ii)   General reserve fund includes statutory surplus reserve and statutory public welfare reserve.

The fund can only be utilized for capital items for the collective benefit of Changdu Huiheng's employees such as construction of dormitories, canteens and other staff welfare facilities. This fund is non-distributable other than on liquidation. The transfer to this fund must be made before distribution of any dividends.

According to PRC Company Law, a Foreign Investment Enterprise is not required to make a provision for statutory public welfare reserve.

(c)	Dividend

Pursuant to the resolution passed at the Board of Directors' meeting in 2006, total dividends of USD 9,164,866 were declared and paid to Changdu Huiheng's equity owner prior to the restructuring. The dividend is based on retained earnings arrived at under PRC accounting standards for business enterprise. It is also a payment before the restructing of the Company. No dividend has been declared for the year of 2007.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

13.	Revenues

Revenues for the years ended December 31, 2006 and 2007 consist of the following:

	2007	2006
	USD	USD

Product sales	9,530,071	6,605,273
Service income	5,034,683	4,681,669
Tax refunds and others	1,374,860	1,059,730
	15,939,614	12,346,672

Other revenue includes the high and new technology business subsidy granted by the government authorities to Shenzhen Hyper which can be used for enterprise development and technology innovation purposes.

14.	Income Taxes

All of the Company's income is generated in the PRC.

Income tax expense for the years ended December 31, 2006 and 2007:

	2007	2006
	USD	USD

Current income tax expense	938,493	1,393,149
Deferred income tax benefit (expense)	(415)	2,637
Total income tax expense	938,078	1,395,786

As Changdu Huiheng is located in the western area in the PRC and is within the industry specified by relevant laws and regulations of the PRC, the tax rate applicable to the Company is 10%.

Wuhan Kangqiao is a high-tech enterprise with operations in an economic-technological development area in the PRC, the applicable tax rate is 15%.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

14.	Income Taxes (…/Cont'd)

Shenzhen Hyper is a high-tech manufacturing company located in Shenzhen special economic region. Therefore, the applicable tax rate is also 15%. According to local tax regulation, Shenzhen Hyper is entitled to a tax-free period for the first two years, commencing from the first profit-making year and a 50% reduction in state income tax rate for the next six years.

A reconciliation of the expected income tax expense to the actual income tax expense for the years ended December, 2006 and 2007 are as follows:

	2007	2006
	USD	USD

Income before minority interest and income tax	10,287,196	8,176,593

Expected PRC income tax expense at statutory tax rate of 33%	3,394,775	2,698,276

Non-deductible expenses
- Non-deductible entertainment expenses	(116,450)	-
- Others	(49,385)	31,893
Non-taxable income	-	(35,855)
Temporary difference	(415)	-
Others	52,020	173,259
Tax rate differences	(2,342,467)	(1,471,787)
Actual income tax expense	938,078	1,395,786

The PRC tax system is subject to substantial uncertainties and has been subject to recently enacted changes, the interpretation and enforcement of which are also uncertain. There can be no assurance that changes in PRC tax laws or their interpretation or their application will not subject the Company to substantial PRC taxes in the future.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

14.	Income Taxes (…/Cont'd)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2006 and 2007 are presented below.

	2007	2006
	USD	USD
Current deferred tax assets:
Provisions for other receivables	26,383	18,879
Current deferred tax assets	26,383	18,879

Non-current deferred tax assets:
Deferred expenses	-	5,377
Non-current deferred tax assets	-	5,377
Total deferred tax assets	26,383	24,256

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are tested whether they are deductible or can be utilized, management believes that the deferred tax assets as of December 31, 2007 are more likely than not that it will not be realized.

The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

15.	Related Party Transactions

(a)	Summary of significant related party transactions

The significant related party transactions of the Company are summarized as follows:

	2007	2006
	USD	USD

Sales of medical equipment (i)	1,270	1,933,251
Cash advance to related party (ii)	-	688,100
Cash advance from related party (iii)	-	640,689
Payments to related party (iv)	6,854,386	1,537,653
Acquisition of Changdu Huiheng (v)	-	6,269,699
Redemption of shares from related party (vi)	3,580,171	-
Settlement of expenses on behalf of related party (vii)	3,723,270	-

(i)
Amount represents sales of medical equipment to Beijing Yuankang Kbeta Nuclear Technology Co., Limited. Tibet Changdu Huiheng Development Co., Ltd holds 50% of equity interest in Beijing Yuankang Kbeta Nuclear Technology Co., Limited.

(ii)	Amount is unsecured, interest-free advance for working capital purposes to/from Shenzhen Huiheng Industry Co., Ltd., which is under same control of Mr. Hui Xiaobing. Amount is repayable on demand.

(iii)	Amount is advance for working capital purposes from related companies which is under same control of Mr. Hui Xiaobing.

(iv)
Amount USD 6,854,386 represents the payment related to the acquisition of equity interest of Changdu Huiheng and USD 1,537,653 represents the payment related to the acquition of Wuhan Kangqiao from Shenzhen Huiheng Industry Co., Ltd.

(v)
In August 2006, the Company acquired equity interest of Changdu Huiheng 99% from Shenzhen Huiheng Industry Co., Ltd. and 1% from Mr. Hui Xiaobing in consideration of USD6,207,002 and USD62,697 respectively (Note 15(b)).

(vi)	Amount represents the Company redeemed 957,265 shares of common shares from Clear Honest International Limited in January 2007.

(vii)	Amount represents the balance of amount due to Clear Honest International Limited being settled by Chardan Capital LLC.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

15.	Related Party Transactions

(b)	Amounts due from/to related parties

Amount due from a related party

	2007	2006
	USD	USD

Shenzhen Huiheng Industry Co., Ltd. (i)	745,483	688,100

Amount due to related parties

	2007	2006
	USD	USD

Shenzhen Huiheng Industry Co., Ltd. (ii)	-	6,342,820
Hui Xiaobing	1,094	65,092
Clear Honest International Limited (ii)	116,068	-
	117,162	6,407,912

(i)
USD685,438 in 2007 and USD640,690 in 2006 represents the acquisition of Changdu Huiheng in August 2006. USD60,045 and USD47,410 represents interest-free advances to Shenzhen Huiheng Industry Co., Ltd in 2007 and 2006 respectively . The amount is payable on demand.

(ii)	The amount represents the balance of the redemption of the common shares issued by Allied Moral in January 2007.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

16.	Pension and Other Postretirement Benefits

Pursuant to the relevant laws and regulation in the PRC, the Company participates in defined contribution retirement plans for its employees arranged by a governmental organization. The Company makes contributions to the retirement scheme at the applicable rate based on the employees' salaries. The required contributions under the retirement plans are charged to the consolidated statements of operations on an accrual basis. The Company's contributions totalled USD 52,526 and USD 55,103 for the years ended December 31, 2006 and 2007 respectively.

The Company has no other obligation to make payments in respect of retirement benefits of its employees.

17.	Derivative Financial Instruments and Hedging Activities

The Company did not enter into any derivative financial instruments for any purpose during the years presented. The Company does not hedge risk exposures or speculate using derivative instruments.

18.	Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amount of financial instruments, such as accounts receivable, other receivables, accounts payable, and other payables, approximates their fair values because of the short term maturity of these instruments.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

19.	Concentration of credit risk

(a)	Customers and Credit Concentrations

Two customers accounted for 76% and three customers accounted for 89% of Revenue for the years ended December 31, 2007 and 2006 respectively. These customers also accounted for 79% and 82% of accounts receivable as of December 31, 2007 and 2006, respectively. As a result, a termination in relationship with or a reduction in orders from any of these customers could have a material impact on the Company’s results of operations and financial condition.

(b)	Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of December 31, 2007, all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which were insured or collateralized. However, management believes those financial institutions are of high credit quality and has assessed the loss arising from the non-insured cash and cash equivalents from those financial institutions to be immaterial to the consolidated financial statements.

20.	Foreign operations

(a)	Operations

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

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

20.	Foreign operations (…/Cont'd)

(b)	Dividends and Reserves

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

As of December 31, 2007, the Company established and segregated in retained earnings an aggregate amount for the Statutory Surplus Reserve and the Statutory Common Welfare Fund of USD 1,429,681.

21.	Operating lease commitments

Rental expense for obligations under operating leases was USD 44,746 and USD 52,504 for the years ended December 31, 2006 and 2007, respectively. As of December 31, 2007, the total future minimum lease payments under non-cancellable operating leases in respect of premises are payable as follows:

USD

December 31
2008	263,209
2009	263,209
2010	263,209
2011	263,209
2012	263,209
thereafter	3,904,255
5,220,300