Form 10KSB/A
period 2007-12-31
HUIHENG MEDICAL, INC.
filed 2008-04-22
CIK 1353972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 333-146975

HUIHENG MEDICAL INC.
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

As of April 15, 2008, there were 13,800,137 shares of the issuer’s $0.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure format (check one): Yes ☐    No ☑

EXPLANATORY NOTE

The undersigned registrant hereby amends its Annual Report for the fiscal year ended December 31, 2007 on Form 10-KSB to (i) clarify and update certain information in Item 12: Certain Relationships and Related Transaction; and (ii) amplify certain information in the Notes to Consolidated Financial Statements as set forth in the pages attached hereto.

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

In August 2006, Allied Moral (our subsidiary) acquired the equity interests in Changdu Huiheng from Huiheng Industry (99%) and Hui Xiaobing (1%), our CEO, for $6,207,002 and $62,697 respectively. The total of $6,269,699 was fully paid in 2007. This payment is reflected in the financial statements as a payment of $6,854,386, with the difference being the results of changing exchange rates, since the underlying obligation was denominated in RMB.

As of December 31, 2006, Huiheng Industry, which is under the control of Hui Xiaobing, our CEO, owed Allied Moral a total of $688,100. This consisted of (i) an interest free and unsecured advance of $42,410 to Huiheng Industry for working capital, and (ii) $640,689 associated with the acquisition of Changdu Huiheng in 2004. This second amount was offset by a corresponding advance to Allied Moral (our subsidiary) by a company under the control of Mr. Hui. These amounts due from Huiheng Industry had increased to $685,438 and $60,045, respectively, as of December 31, 2007, principally due to exchange rate differences on amounts denominated in RMB.

In connection with the sale of Series A Preferred Stock in January and February of 2007, Allied Moral (our subsidiary) paid $3.58 million to Mr. Hui, our CEO, for the redemption of 957,265 shares of Allied Moral common stock held by Clear Honest International Limited, a company controlled by Mr. Hui.

Indebtedness of Management

There have been no borrowings by management from the Company.

Item 13. Financial Statements and Exhibits.

(a) Financial Statements:

(b) Exhibits:

3.1	Articles of Incorporation, as revised (incorporated by reference to Company’s Form 10-KSB filed on April 10, 2008)

	3.2	Amended and Restated By-Laws (incorporated by reference to Company’s Form 10-KSB filed on April 10, 2008)
	4.1	Certificate of Designation for Series A Preferred Stock (incorporated by reference to Company's report on Form 8-K filed on January 16, 2008)
	10.1	Securities Exchange Agreement dated May 15, 2007 (incorporated by reference to Company’s current report on Form 8-K filed on May 15, 2007)
*	10.2	Huiheng 2007 Share Plan
	10.3	Stock Purchase Agreement dated September 1, 2006 (incorporated by reference to Company’s Form 10-KSB filed on February 28, 2007)
*	10.4	Office Lease
*	10.5	Investors’ Right Agreement among Allied Moral Holdings and the purchasers of Series A Preferred Stock
*	10.6	Amendment to Investors’ Rights Agreement
*	10.7	Form of Equipment Sales Contract
*	10.8	Purchase Contract for Cobalt-60 Radiation Sources Used in SGS-I
*	10.9	Contract for Commissioned Manufacturing of Collimators and Tungalloy Parts
*	10.10	Contract for Commissioned Manufacturing of SGS-I
*	10.11	Capital Contribution Transfer Agreement
*	10.12	Underwriter Purchase Option
*	10.13	Creditor’s Rights and Liability Confirmation Agreement
	23.1	Consent of UHY ZTHZ HK CPA Limited
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the Shenzen, China on April 22, 2008.

Huiheng Medical, Inc.,
a Nevada corporation

By:	/s/ Hui Xiaobing
Hui Xiaobing
President and Chief Executive Officer

Date: April 22, 2008

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

HUIHENG MEDICAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2007 AND 2006

	Series A 7% Preferred Stock $0.001 Par Value		Common Stock, $.001 Par Value		Treasury Stock		Additional		Accumulated Other	Total
	Number of		Number of		Number of		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity
Balance, December 31, 2005	266,666	$267	13,450,000	$13,450	(9,700,000)	$-	$(1,617,271)	$3,060,671	$(8,690)	$1,448,427

Comprehensive income:
Net income								6,816,474		6,816,474
Foreign currency translation gain									3,992	3,992

Total comprehensive income										6,820,466

Dividends declared (Note 12c)								(9,164,866)		(9,164,866)

Balance, December 31, 2006	266,666	267	13,450,000	13,450	(9,700,000)	-	(1,617,271)	712,279	(4,698)	(895,973)

Comprehensive income:
Net income								9,015,769		9,015,769
Foreign currency translation gain									702,914	702,914

Total comprehensive income										9,718,683

Contribution to capital, net							9,115,357			9,115,357

Payment for redemption of common shares								(3,580,171)		(3,580,171)

Balance, December 31, 2007	266,666	$267	13,450,000	$13,450	(9,700,000)	$-	$7,498,086	$6,147,877	$698,216	$14,357,896

See accompanying notes to the consolidated financial statements.

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

The share exchange is regarded as a reverse merger, since Allied Moral's former shareholders obtained control of Huiheng Medical, Inc. (formerly known as Mill Basin). As a result, Allied Moral was conidered to be the acquirer for accounting purposes.

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

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts sales returns, trade discounts and value added tax. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-offexperience, customer specific facts and economic conditions. Bad debt expense is included in general and administrative expenses. The allowance for doubtful accounts approximated $5,059 at December 31, 2007.

Outstanding account balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure to its customers.

(d)	Inventories

The Company values inventories, consisting of work in process and raw materials,at the lower of cost or market. Cost of material is determined on the weighted average cost method. Cost of work in progress includes direct materials, direct production cost and an allocated portion of production overhead.

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

Intangible assets were contributed to the Company and are stated at cost, representing the fair value at the time of contribution by minority owner of a subsidiary. Fair value was supported by cash contributed contemporaneouslybyanotherinvestor.Costis net of accumulated amortizationand impairmentlosses.Amortization expense is recognized on the straight-line basis over the estimated respective useful lives of these intangible assets as follows:

Years
Patented technology	20
Software	5

(g)	Investment in affiliated company

The Company owns 50% equity interest of Beijing Kbeta and is accounted for used the equity method of accounting because the Company has the abilityto exercise significant influence over the investee, but does not have a controlling financial interest.

If circumstancesindicate that the carryingvalue of the Company’sinvestmentin Beijing Kbeta may not be recoverable, the Company would recognize an impairment loss by writing down its investment to its estimated net realizable value if management concludes such impairment is other than temporary.

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

Pursuant to the laws and regulations of the PRC, Shenzhen Hyper is entitled to a refund of VAT on the sales of self-developed software embedded in medical equipment. The VAT refund represents the amount of VAT collected from customers and paid to the authoritiesin excessof 3% of relevantsales.The amount ofVAT refund is calculatedon a monthlybasis. As the refund relates directlyto the sale of self-developedsoftwarethat is embedded in the Company’sproducts, the Companyrecognizesthe VAT refund atthe time the product is sold. The amount is included in the line item "Revenues, net" in the consolidated statements of income and is recorded on an accrual basis.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

3.	Summary of Significant Accounting Policies (.../Cont'd)

(j)	Revenue Recognition (…/Cont'd)

Pursuant to the document dated December 16, 2004 with No.173 issued by Tibet Finance Bureau, the profits tax payment of Changdu Huiheng in excess of RMB 900,000 for a yearwill be refundable by Tibet Finance Bureau. The 31% and 38.75% of business tax payment and value added tax payment respectively for a year will be refundable by Tibet Finance Bureau provided that the business tax payment and value added tax payment should be arrived at RMB 1 million and RMB 1.5 million for a year respectively. Such tax incentive policy will be valid for five (5) years from the year of commencement of tax refund, starting from September 2006.

The medical equipment sold by the Company has embedded self-developed software. In all cases, the medical equipment is marketed and sold based on its performance and functionality as a whole. The self-developed software can also be sold on a standalone basis.

The Company also provides comprehensive post-salesservices to certain distributors for medical equipment used by hospitals. These contracts are negotiated and signed independently and separately from the sales of medical equipment. According to the agreements, the Company provides comprehensive services including exchange of cobalt, training to users of the medical equipment, maintenance of medical equipment, upgraded software and consulting. Fees for the services are recognized over by the life of the contract on a monthly basis.

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

The Company accounts for income taxes under FASB Statement No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.Deferredtax assetsand liabilitiesare measuredusing enactedtax ratesexpected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

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

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the year. The related transaction adjustments are reflected in " Accumulated other comprehensiveincome (loss)"in the stockholders'equitysection of our consolidated balance sheet.

The average monthly for 2007 and the closing rate as at 31 December 2007 is Rmb 7.5973 and Rmb 7.2946 to oneUSD respectively.The averagemonthlyfor2006 and the closing rate as at 31 December 2006 is Rmb 7.9579 and Rmb 7.8041 to one USD respectively.

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

Basic earnings per share are computed based on the weighted-averagenumber of shares of our commonstock outstanding. Diluted earnings per share are computed based on the weighted-average number of shares of our common stock and other dilutive securities. See also "Earnings Per Share" note below.

All information in this report relating to the number of shares, price per share and per share amountsof common stock gives retroactive effect to the May2007 of our common stock.

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

The Company has no operating segments,as thattermisdefined in FASB Statement No. 131, Disclosure About Segments of an Enterprise and Related Information. All of the Company's operations and customers are in the PRC. Accordingly, no geographic information is presented.

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

In September 2006, FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other PostretirementPlans, an amendment of FASB StatementsNo 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (SFAS 160)." SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearlyidentify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity's first fiscal year beginning after December 15, 2008. Based upon the December 31, 2007 balance sheet, the impact of adopting SFAS 160 would be to reclassify in minority interests in consolidated subsidiaries from total liabilities to a separate component of stockholder's equity.

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

The Company performs ongoing credit evaluations of its customers' financial conditions.The Company generally requires its customers to provide advanced cash deposits for their purchases. The Company has historically been able to collect all of its receivable balances, and accordingly, has not provided any allowance for doubtful accounts as of December 31, 2006 and 2007.

6.	Prepayments and Other Receivables

	2007	2006
	USD	USD
Prepayments to suppliers	2,165,876	1,568,007
Advances to third parties (a)	181,230	169,398
Other receivable (b)	925,780	1,049,113
	3,272,886	2,786,518

(a)
Advances to third parties are unsecured, interest-free advances for working purposes. Advances to third parties during 2007 and 2006 approximated $181,230 and $169,398, respectively. Repayments from third parties during 2007 approximated $192,207 (none in 2006).

(b)	Included in other receivables at December 31, 2007 and 2006 is $479,807 and $640,689, respectively, due from Shenzhen Jiancheng. Such amounts are due on demand without interest.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

7.	Inventories

Inventories as of December 31, 2006 and 2007 consist of the following:

	2007	2006
	USD	USD
Raw materials	338,637	844,835
Work-in-progress	732,976	779,840
	1,071,613	1,624,675

8.	Property, Plant and Equipment

	2007	2006
	USD	USD
Building improvements	161,192	150,668
Buildings	103,316	96,570
Production equipment	531,506	364,952
Furniture, fixtures and office equipment	182,002	148,761
Motor vehicles	175,301	124,997
	1,153,317	885,948
Accumulated depreciation	(617,175)	(450,243)
	536,142	435,705
Construction in progress#	3,165,550	-
	3,701,692	435,705

Construction in progress included cost for refurbishing the new office and the refurbishment was completed at the beginning of 2008. No more construction cost shall be incurred.

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

Patented technology represents a patent for the production of a component of the radiation treatment system.The patent was applied prior to its injection to Shenzhen Hyperas acapital contribution. Pursuant to the patent certificate, the patent was valid for 20 years from the application date, May 1999. Therefore it was amortized over the rest of the valid patent period, which is the estimated remaining useful life.

Software is utilized in the manufacture of medical equipment and is amortized over its estimated useful life.

Estimated amortization expenses for the years ending December 31, 2008, 2009, 2010, 2011 and 2012 is USD 74,155 each year which based on the average rate in 2007.

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

Preferred stock at $0.001 par value; 1,000,000 shares authorized with 300,000 shares designated as Series A 7% convertible preferred stock, 266,666 shares issued and outstanding with liquidation preference of $9,999,975.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

12.	Stockholders' Equity

(b)	Retained earnings

(i)	Retained earnings include the following:

Retained earnings for the yearsended December 31, 2006 and December 31, 2007 include a General Reserve Fund of USD 1,310,516 for both year, less dividends paid in 2006.

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

A reconciliationof the expected income tax expense to the actual income tax expense for the years ended December, 2006 and 2007 are as follows:

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income,and tax planning strategies in making this assessment. Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are tested whether they are deductible orcan be utilized, management believes that the deferred tax assets as of December 31, 2007 are more likely than not that it will not be realized.

The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

15.	Related Party Transactions

(a)	Summary of significant related party transactions

The significant related party transactions of the Company are summarized as follows:

	2007	2006
	USD	USD
Sales of medical equipment (i)	-	1,933,251
Cash advance to related party (ii)	12,635	47,410
Payments to related party (iii)	6,854,386	1,537,653
Acquisition of Changdu Huiheng (iv)	-	6,269,699
Redemption of shares from related party (v)	3,580,171	-

(i)
Represents the sales of medical equipment and income from service provided to Shenzhen Jiancheng prior to October 1, 2005. Shenzhen Jiancheng was owned by Mr. Hui Xiaobing until it was sold to third parties effective from October 1, 2005.

(ii)
Amount is unsecured, interest-free advance for working capital purposes to/from Shenzhen Huiheng Industry Co., Ltd. ("Huiheng Industry"), which is under same control of Mr. Hui Xiaobing. Amount is repayable on demand. Total outstanding as of December 31, 2007 was USD60,045.

(iii)
Amount USD 6,854,386 represents the payment related to the acquisition of equity interest of Changdu Huiheng and USD 1,537,653 represents the payment related to the acquition of Wuhan Kangqiao from Huiheng Industry.

(iv)	In August 2006, the Company acquired equity interest of Changdu Huiheng 99% from Huiheng Industry and 1% from Mr. Hui Xiaobing in consideration of USD6,207,002 and USD62,697 respectively (Note 15(b)).

(v)	Amount represents the Company redeemed 957,265 shares of common shares from Clear Honest International Limited in January 2007.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

15.	Related Party Transactions

(b)	Amounts due from/to related parties

Amount due from a related party

	2007	2006
	USD	USD
Huiheng Industry (i)	745,483	688,100

Amount due to related parties

	2007	2006
	USD	USD
Huiheng Industry (ii)	-	6,342,820
Hui Xiaobing	1,094	65,092
Clear Honest International Limited (iii)	116,068	-
	117,162	6,407,912

(i)
USD685,438 in 2007 and USD640,690 in 2006 represents the acquisition of Changdu Huiheng in 2004. USD60,045 and USD47,410 represents interest-free advances to Huiheng Industry in 2007 and 2006 respectively . The amount is payable on demand.

(ii)
In August 2006, the Company acquired equity interest of Changdu Huiheng 99% from Huiheng Industry and 1% from Mr. Hui Xiaobing in consideration of USD6,207,002 and USD62,697 respectively(Note 15(a)). Total of USD6,269,699 was recorded based on the exchange rate on the transaction date.

(iii)
The amount represents the remaining outstanding balance of the redemption of the common shares issued by Allied Moral in January 2007 and other Allied Moral's expenses settled by Clear Honest International Limited.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

16.	Pension and Other Postretirement Benefits

Pursuant to the relevant laws and regulation in the PRC, the Company participates in defined contribution retirement plans for its employees arranged by a governmental organization. The Company makes contributions to the retirement scheme at the applicable rate based on the employees'salaries. The required contributions under the retirement plans are charged to the consolidated statements of operations on an accrual basis. The Company's contributions totalled USD 52,526 and USD 55,103 for the years ended December 31, 2006 and 2007 respectively.

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

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carryingamount of financial instruments, such as accounts receivable, other receivables, accounts payable, and other payables, approximates their fair values because of the short term maturity of these instruments.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

19.	Concentration of credit risk

(a)	Customers and Credit Concentrations

Two customers accounted for 76% and three customers accounted for 89% of Revenue for the years ended December 31, 2007 and 2006 respectively. These customers also accounted for 79% and 82% of accounts receivable as of December 31, 2007 and 2006, respectively.As a result, a termination in relationship with or a reduction in orders from any of these customers could have a material impact on the Company’s results of operations and financial condition.

(b)	Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of December 31, 2007, all of the Company’scash and cash equivalents were held by major financial institutions locatedin the PRC, none ofwhich wereinsured orcollateralized. However, management believes those financial institutions are of high credit quality and has assessed the loss arising from the non-insured cash and cash equivalents from those financial institutions to be immaterial to the consolidated financial statements.

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

Under laws of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following: (i) cumulative prior years'losses, if any; (ii) allocations to the "Statutory Surplus Reserve" of at least 10% of net income after tax, as determined under PRC accounting rules and regulations, until the fund amountsto50% ofthe Company'sregisteredcapital;(iii)allocationsof5-10% ofincome after tax, as determined under PRC accounting rules and regulations, to the Company's "Statutory Common Welfare Fund", which is established for the purpose of providing employee facilities and other collective benefits to employees in China; and (iv) allocations to any discretionary surplus reserve, if approved by stockholders.

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