Form 10QSB/A
period 2007-09-30
HUIHENG MEDICAL, INC.
filed 2008-05-13
CIK 1353972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-146975

HUIHENG MEDICAL INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4078899
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Huiheng Building, Gaoxin 7 Street South, Keyuannan Road,
Nanshan District, Shenzhen Guangdong, P.R. China 518057
(Address of principal executive offices)

86-755-25331366
(Registrant’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

As of May 1, 2008, there were 13,800,137 shares of the issuer’s $0.001 par value common stock issued and outstanding.

EXPLANATORY NOTE

This amendment is being filed to (i) provide the financial statements of Huiheng Medical, Inc. (the “Company”) as of and for the period ended September 30, 2007 with clarified disclosure, and (ii) provide a revised Management’s Discussion and Analysis section to clarify certain information contained therein.

 Part I

ITEM 1. FINANCIAL STATEMENTS

HUIHENG MEDICAL, INC.

SEPTEMBER 30, 2007

(UNAUDITED - See Accountant’s Report)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)

Consolidated Balance Sheets at September 30, 2007	2

Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2007 and 2006	3

Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2007	4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006	5

Notes to the Consolidated Financial Statements	6 to 16

INDEPENDENT REVIEW REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
HUIHENG MEDICAL, INC.

We have reviewed the accompanying consolidated balance sheet of Huiheng Medical, Inc. as of September 30, 2007, and the related consolidated statements of income for the three and nine months ended September 30, 2007 and 2006, consolidated statements of shareholders’ equity for the nine months ended September 30, 2007, and consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006. These consolidated financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

UHY ZTHZ HK CPA LIMITED
Certified Public Accountants
David Tze Kin Ng, Auditor

HONG KONG, the People’s Republic of China, March 28, 2008

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
September 30, 2007
(Unaudited - See Accountant's Report)

ASSETS

CURRENT ASSETS:		September 30, 2007
Cash		$539,964
Accounts receivable, net of allowance for doubtful accounts of	$4,614	7,608,570
Inventories (Note 3)		918,447
Amount due from a related party (Note 9)		584,207
Deferred income tax assets (Note 12)		19,594
Prepayments and other receivables (Note 4)		3,151,060

Total Current Assets		12,821,842

INVESTMENT IN AN AFFILIATE		58,235

PROPERTY AND EQUIPMENT, net (Note 5)		3,486,520

INTANGIBLE ASSETS, net (Note 6)		874,085

DEFERRED INCOME TAX ASSETS, net of current portion (Note 12)		5,581

Total Assets		$17,246,263

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable		$692,934
Amount due to related parties (Note 9)		113,656
Income tax payable		134,892
Accrued expenses and other current liabilities (Note 7)		3,963,732

Total Current Liabilities		4,905,214

MINORITY INTEREST		982,856

Total Liabilities		5,888,070

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized;
Designated 300,000 shares of Series A 7% convertible preferred stock;		267
266,666 shares issued and outstanding with liquidation preference of $9,999,975
Common stock, $0.001 par value; 74,000,000 shares authorized;		13,450
23,150,000 shares issued and 13,450,000 shares outstanding		-
Treasury stock, 9,700,000 common shares
Additional paid-in capital		7,723,698
Retained earnings		3,339,758
Accumulated other comprehensive income
Foreign currency translation gain		281,020

Total Stockholders' Equity		11,358,193

Total Liabilities and Stockholders' Equity		$17,246,263

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - See Accountant's Report)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

NET REVENUES	$2,426,597	$2,547,731	$10,992,321	$9,045,932

COST OF GOODS SOLD	442,557	407,278	2,564,752	2,137,650

GROSS PROFIT	1,984,040	2,140,453	8,427,569	6,908,282

OPERATING EXPENSES:
Selling expenses	18,815	23,844	61,011	60,567
General and administrative	331,618	226,639	1,081,575	738,498
Research and development	292,975	64,260	336,677	103,956

Total Operating Expenses	643,408	314,743	1,479,263	903,021

INCOME FROM OPERATIONS	1,340,632	1,825,710	6,948,306	6,005,261

OTHER INCOME (EXPENSE):
Interest income (expense), net	181	378	3,931	888
Equity in earnings (losses) of an affiliate	13,830	(7,455)	(7,727)	(2,020)

Total Other Income (Expense)	14,011	(7,077)	(3,796)	(1,132)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	1,354,643	1,818,633	6,944,510	6,004,129

INCOME TAXES	207,060	300,728	730,338	919,426

INCOME BEFORE MINORITY INTEREST	1,147,583	1,517,905	6,214,172	5,084,703

MINORITY INTEREST	(106,061)	(32,432)	6,522	5,642

NET INCOME	1,253,644	1,550,337	6,207,650	5,079,061

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	117,838	4,921	285,718	12,811

COMPREHENSIVE INCOME	$1,371,482	$1,555,258	$6,493,368	$5,091,872

NET INCOME PER COMMON SHARE
- Basic	$0.09	$0.12	$0.46	$0.38

- Diluted	$0.08	$0.10	$0.38	$0.31

Weighted Common Shares Outstanding *
- Basic	13,450,000	13,450,000	13,450,000	13,450,000

- Diluted	16,251,113	16,251,113	16,251,113	16,251,113

* As restated to reflect the recapitalization.

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2007

(Unaudited - See Accountant's Report)

	Series A 7% Preferred Stock $0.001 Par Value		Common Stock, $.001 Par Value		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity

Balance, December 31, 2006	266,666	267	13,450,000	13,450	(9,700,000)	-	(1,617,271)	712,279	(4,698)	(895,973)

Comprehensive income:
Net income							-	6,207,650		6,207,650
Foreign currency translation gain									285,718	285,718

Total comprehensive income										6,493,368

Contribution to capital, net *							9,340,969		-	9,340,969

Payment for redemption of common shares#								(3,580,171)	-	(3,580,171)

Balance, September 30, 2007	266,666	$267	13,450,000	$13,450	(9,700,000)	$-	$7,723,698	$3,339,758	$281,020	$11,358,193

*   Net of issuance expenses in 2007
#   957,265 shares at $3.74

See accompanying notes to the consolidated financial statements

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - See Accountant's Report)

	For The Nine Months Ended September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,207,650	$5,079,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	64,176	78,375
Amortization	22,278	136,567
Minority interest	6,522	5,642
Equity in loss of an affiliate	7,727	2,020
Translation adjustment	339,599	57,873

Changes in assets and liabilities:
Accounts receivable	(4,959,270)	2,909,211
Inventories	706,228	(260,799)
Prepayments and other current assets	(364,542)	158,680
Accounts payable	54,950	(64,789)
Income tax payable	(692,936)	659,338
Accrued expenses and other current liabilities	2,375,468	(2,039,727)

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,767,850	6,721,452

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,136,360)	(21,492)
Repayment of advances to related parties	(6,190,363)	(1,398,296)

NET CASH USED IN INVESTING ACTIVITIES	(9,326,723)	(1,419,788)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution to capital	9,340,969	-
Payment for redemption of common shares	(3,580,171)	-
Dividend	-	(5,108,907)

NET CASH FROM/(USED IN) FINANCING ACTIVITIES	5,760,798	(5,108,907)

NET INCREASE IN CASH	201,925	192,757

CASH at beginning of period	338,039	136,608

CASH at end of period	$539,964	$329,365

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
September 30, 2007
(UNAUDITED - See Accountant’s Report)

NOTE 1 - ORGANIZATION AND OPERATIONS

Huiheng Medical, Inc. (the “Company” or “Huiheng”), formerly known as Mill Basin Technologies, Limited (the “Mill Basin”)is a China-based medical device company that, through its subsidiaries, designs, develops and markets radiation therapy systems used for the treatment of cancer. The Company is a Nevada holding company and conducts all of its business through operating subsidiaries.

In 2005, the ownership interests of Shenzhen Hyper Technology Company, Ltd. (“Shenzhen Hyper”), Wuhan Kangqiao Medical New Technology Company, Ltd. (“Wuhan Kangqiao”) and Beijing Yuankang Kbeta Nuclear Technology Company, Ltd. (“Beijing Kbeta”) were reorganized under Tibet Changdu Huiheng Industry Development Company, Ltd. (“Changdu Huiheng”) a Chinese holding company established in Tibet. Upon the completion of the reorganization, Changdu Huiheng owned 75% of the equity interest in Shenzhen Hyper, 100% of the equity interest of Wuhan Kangqiao and 50% of the equity interest of Beijing Kbeta. Remaining equity interests in Shenzhen Hyper and Beijing Kbeta are owned by unrelated and unaffiliated parties.

In 2006, Mr. Hui Xiaobing, the sole owner of Changdu Huiheng, established Allied Moral Holdings, Ltd. (the “Allied Moral”) in the British Virgin Islands as a holding company and transferred 100% of the ownership interests of Changdu Huiheng, to Allied Moral as part of an ownership restructuring to facilitate investments by foreign investors.

In May 2007, Mill Basin entered into a share exchange agreement to acquire (i) all of the issued and outstanding shares of the common stock of Allied Moral in exchange for 13,000,000 shares of our common stock, and (ii) all of the issued and outstanding Series A Preferred Stock of Allied Moral in exchange for 266,666 shares of our Series A Preferred Stock. In connection with the share exchange, Mill Basin agreed to change its name from “Mill Basin Technologies, Ltd.” to “Huiheng Medical, Inc.” As part of this transaction, holders of some of Mill Basin’s outstanding shares issued prior to May 15, 2007 contributed shares to Mill Basin so that there were 450,000 shares of Mill Basin’s common stock issued and outstanding immediately prior to the share exchange. Taking into account the shares issued in the share exchange, Mill Basin now have 13,450,000 shares of common stock issued and outstanding, 13,000,000 (96.65%) of which are owned by Allied Moral’s former shareholders, with the balance being held by Mill Basin’s prior shareholders, along with 266,666 shares of our Series A Preferred Stock, all of which are owned by former holders of Allied Moral’s Series A Preferred Stock. On September 28, 2007 Huiheng Medical, Inc. filed a Certificate of Correction to correct the Certificate of Designation of the Series A Preferred Stock. The filing corrected the initial Conversion Price from $3.75 to $3.57 per share and corrected the initial conversion rate from 10.0 to 10.5042 shares of common stock for each share of Series A Preferred Stock.

The share exchange is regarded as a reverse merger, since Allied Moral's former shareholders obtained control of Mill Basin. As a result, Allied Moral was considered to be the acquirer for accounting purposes.

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

Reverse Acquisition Merger

Prior to the May 2007 share exchange, Huiheng was a non-reporting privately held company. The post-acquisition Company is accounted for as a recapitalization of Huiheng using accounting principles applicable to reverse acquisitions with Huiheng being treated as the accounting parent (acquirer) and Allied Moral Holdings Limited ("Allied Moral"), the legal parent, being treated as the accounting subsidiary (acquiree). Prior to the consummation of the acquisition in May 2007, Mill Basin had been an inactive public shell with no material assets, liabilities, or net stockholders' equity. Huiheng is regarded as the predecessor entity. In accordance with the provisions governing the accounting for reverse acquisitions, the historical figures presented are those of the Huiheng.

	Common Stock		Additional Paid-in
	Shares	Amount	Capital
Discount on capital issuance	-	$-	$(1,577,555)

Public company shares already outstanding on date of Merger (May 15, 2007), par value $.001	10,150,000	10,150	-

Shares issued on date of Merger (May 15, 2007), par value $.001 - Common stock - Series A 7% convertible preferred stock	13,000,000 -	13,000 -	(13,000 (267	) )

Treasury stock	(9,700,000)	(9,700)	9,700

Contribution to capital, net - Share premium - Less: Transactions cost - Elimination of Allied Moral	- - -	- - -	9,973,333 (789,030) 156,666

Absorb balances from Mill Basin	-	-	(36,149)

Reverse acquisition recapitalization adjustment, net	13,450,000	13,450	7,723,698

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts and sales returns and trade discounts and value added tax. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in general and administrative expenses. The allowance for doubtful accounts approximated $4,614 at September 30, 2007.

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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of, if any, are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. At September 30, 2007 and 2006, the Company determined that there was no impairment of value.

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

The Company also provides comprehensive post-sales services to certain distributors for medical equipment used by hospitals. These contracts are negotiated and signed independently and separately from the sales of medical equipments. According to the agreements, the Company provides comprehensive services including exchange of cobalt, training to users of the medical equipment, maintenance of medical equipment, upgraded software and consulting. Fees for the services are recognized by the life of the contract on monthly basis.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Nine Months Ended September 30,
	2007	2006
Numerator:
- Net income	$6,207,650	$5,079,061

Denominator:
- Weighted-average shares outstanding used for basic earnings per share	13,450,000	13,450,000

- Weighted-average shares outstanding used for diluted earnings per share	16,251,113	16,251,113

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Segment reporting

Statement of Financial Accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related Information, (SFAS No. 131) establishes standards for reporting information on operating segments in interim and annual financial statements. Based on the business type, we operate in one segment which is the business of selling the GTS equipment and providing the consultancy, repairs and maintenance services for the customers. Our chief operating decision-makers review our operation results on an aggregate basis and manage our operations as one operating segment.

Deferred Offering Costs

Deferred offering costs are those costs directly attributable to the Company’s proposed public offering. Such costs consist principally of professional fees and will be charged to stockholders’ equity upon receipt of the capital raised. Should the proposed offering prove to be unsuccessful, the deferred costs will be charged to operations.

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

NOTE 3 - INVENTORIES

At September 30, 2007, inventories consisted of the following:

Raw materials	$450,541
Work in process	467,906
$918,447

NOTE 4 - PREPAYMENTS AND OTHER CURRENT ASSETS

At September 30, 2007, prepayments and other current assets consisted of the following:

Prepayments to suppliers	$2,262,033
Advances to third party (a)	175,808
Other receivables (b)	713,219
3,151,060

(a) Advances to third party is unsecured, interest-free advances for working purposes. Advances to third party as at 30 September 2007 approximated $175,808. There is no repayment from third party during 2007.

(b) Included in other receivables at September 30, 2007 is $465,450 due from Shenzhen Jiancheng. Such amounts are due on demand without interest.

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

Amount is unsecured, interest-free advance for working capital purposes to Shenzhen Huiheng Industry Co., Ltd. (“Huiheng Industry”), which is under same control of Mr. Hui Xiaobing. Amount is repayable on demand. Total outstanding as of September 30, 2007 was USD9,043.

(b) Due to/from related parties

Due from a related party

Huiheng Industry (i)	$584,207

Due to related parties

Hui Xiaobing	$1,062
Clear Honest International Limited (ii)	112,594
$113,656

(i)	USD525,959 represents the acquisition of Changdu Huiheng in 2004 and USD58,248 represents interest-free advances to Huiheng Industry. The amount is payable on demand.

(ii)
The amount represents the remaining outstanding balance of the redemption of the common shares issued by Allied Moral in January 2007 and other Allied Moral’s expenses settled by Clear Honest International Limited.

NOTE 10 -STOCKHOLDERS' EQUITY AND RETAINED EARNINGS

At September 30 2007, details of the stockholders’ equity and retained earnings are as the following:

Common stock at $0.001 par value; 74,000,000 shares authorized; 23,150,000 shares issued and 13,450,000 shares were outstanding.

Preferred stock at $0.001 par value; 1,000,000 shares authorized; with 300,000 shares designated as Series A 7% convertible preferred stock at $0.001 par value; 266,666 shares issued and outstanding with liquidation preference of $9,999,975;

Additional paid-in-capital amounted to $7,723,698;

Retained earnings include the following:

(i) Retained earnings for the nine months ended September 30, 2007 amounted to $3,339,758. As of September 30, 2007, the Company established and segregated in retained earnings an aggregate amount for the Statutory Surplus Reserve and the Statutory Common Welfare Fund of $1,185,256.

(ii) General reserve fund includes statutory surplus reserve and statutory public welfare reserve.

Statutory surplus reserve

In accordance with PRC Company Law, Changdu Huiheng is required to appropriate at least 10% profit arrived at for each year to the statutory surplus reserve. Appropriation to the statutory surplus reserve by Changdu Huiheng is based on profit arrived at under PRC accounting standards for business enterprises for each year.

The profit arrived at must be set off against any accumulated losses sustained by Changdu Huiheng in prior years, before allocation is made to the statutory surplus reserve. Appropriation to the statutory surplus reserve must be made before distribution of dividends to owners. The appropriation is required until the statutory surplus reserve reaches 50% of the stockholders’ equity. This statutory surplus reserve is not distributable in the form of cash dividends.

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

The fund can only be utilized for capital items for the collective benefit of Changdu Huiheng’s employees such as construction of dormitories, canteens and other staff welfare facilities. This fund is non-distributable other than on liquidation. The transfer to this fund must be made before distribution of any dividends.

According to PRC Company Law, a Foreign Investment Enterprise is not required to make a provision for statutory public welfare reserve.

NOTE 11 - REVENUE

For the nine months ended September 30 2007and 2006, revenue consisted of the following:

	2007	2006
Revenue from product sales	$5,962,835	$5,076,309
Revenue from provision of service	3,561,103	3,275,769
Revenue from tax refunds and others	1,468,383	693,854
TOTAL	$10,992,321	$9,045,932

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

As Changdu Huiheng, Huiheng’s subsidiary is located in the western area in the PRC and is within the industry specified by relevant laws and regulations of the PRC, the tax rate applicable to Changdu Huiheng is 15%.

The applicable tax rate for Wuhan Kangqiao, subsidiary of Changdu Huiheng is 33%.

Shenzhen Hyper, another subsidiary of Changdu Huiheng is a high-tech manufacturing company located in Shenzhen special economic region. Therefore, the applicable tax rate is also 15%. According to local tax regulation, Shenzhen Hyper is entitled to a tax-free period for the first two years, commencing from the first profit-making year and a 50% reduction in state income tax rate for the next six years. Shenzhen Hyper has not been making profit since its commencement to September 30, 2007.

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

Dividends and Reserves

Under laws of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following: (i) cumulative prior years' losses, if any; (ii) allocations to the "Statutory Surplus Reserve" of at least 10% of net income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's stockholders’ equity; (iii) allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's "Statutory Common Welfare Fund", which is established for the purpose of providing employee facilities and other collective benefits to employees in China; and (iv) allocations to any discretionary surplus reserve, if approved by stockholders.

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

OUR SELECTED RESULTS OF OPERATIONS

Comparison of nine months ended September 30, 2006 and 2007

Operating revenues

For the nine months ended September 30, 2007, net revenues amounted to $10.99 million, an increase by $1.94 million, compared to $9.05 million for the same period of the prior year, representing a 21% increase. This increase was primarily due to more unit installations during the first nine months of 2007 compared to the first nine months of 2006.

Revenues from product sales and services totaled $9.52 million for the nine months ended September 30, 2007, representing an increase by $1.17 million, or 14%, compared with $8.35 million in revenues generated from product sales and services for the same period of the prior year. This increase was due to more unit installations during the first nine months of 2007 compared to the first nine months of 2006.

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

Research and development expenses

Research and development expenses consist mostly of employee compensation, materials consumed and experiment expenses for specific new product research and development, and any expenses incurred for basic research on advanced technologies. Research and development expenses were presented on the statement of income as $336,700 for the nine months ended September 30, 2007, an increase of $233,000 or 224%, compared to $104,000 in the same period of the prior year. This increase was due to our adding additional research and development staff in 2007 and the increased expenses associated with the development of new products including our next generation SGS unit and our linear accelerator (LINAC) unit.

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

Research and development expenses

Research and development expenses are comprised mostly of employee compensation, materials consumed and experiment expenses for specific new product research and development, and any expenses incurred for basic research on advanced technologies. Research and development expenses were presented on the statement of income as $293,000 for the three months ended September 30, 2007, an increase of $228,700 or 356%compared to $64,300 in the same period of the prior year. The increase is attributed to expenses associated with the development of new products including our next generation SGS unit and our LINAC unit.

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

As of September 30, 2007, the Company had total assets of $17.25 million, of which cash amounted to $540,000, accounts receivable amounted to $7.61 million, prepayment and other current assets amounted to $3.15 million and inventories amounted to $918,000. Working capital was approximately $7.9 million. The quick ratio was approximately 2.43:1.

Comparison of nine months ended September 30, 2006 and 2007

Net cash from operating activities totaled approximately $3.77 million for the nine months ended September 30, 2007, a decrease by $2.95 million compared to $6.72 million for the same period in the prior year. This decrease resulted primarily from the following changes in the operating assets and liabilities:

•	$4.96 million increase in accounts receivable;

•	$706,200 decrease in inventories;

•	$364,500 increase in prepayments and other receivable;

•	$55,000 increase in accounts payable;

•	$693,000 decrease in tax payable;

•	$2.38 million increase in accrued expenses and other current liabilities;

Cash collected from accounts receivable for the nine months ended September 30, 2007 was significantly lower than cash collected from accounts receivables for the nine months ended September 30, 2006. This was due to an abnormal, large accounts receivable payment made by one of the company’s major customers during the nine months ended September 30, 2006.

Net cash used in investing activities was $9.33 million and $1.42 million for the nine months ended September 30, 2007 and 2006, respectively. The cash used by investing activities was used to equip our new office facility into which we moved to support our growing operations and to repay advances to related parties.

Cash flows provided by financing activities amounted to $5.76 million and ($5.12) million for the nine months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007, cash flows generated by financing activities consisted of $9.34 million of contributed capital and ($3.58) million as a payment for redemption of common shares.

Comparison of years ended December 31, 2005 and 2006

Net cash provided by operating activities totaled $11.12 million for year ended December 31, 2006, an increase by $13.32 million compared to ($2.2) million for the prior year. This increase resulted primarily from the following factors: 1) the increase in net income of $2.82 million; and 2) the following changes in the operating assets and liabilities:

•	$4.73 million decrease in accounts receivable;

•	$184,542 increase in inventory;

•	$356,878 increase in prepayments and other receivable;

•	$90,015 decrease in accounts payable;

•	$556,852 increase in tax payable;

•	$1.67 million decrease in accrued liabilities;

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

Net cash used in investing activities was ($1.75) million and $2.23 million for the years ended December 31, 2006 and 2005, respectively. The cash used by investing activities consisted mainly of capital expenditures, advances to third parties and advances to related parties.

Cash used in financing activities amounted to ($9.16) million and $0 for the year ending December 31, 2006 and 2005, respectively. Net cash used in financing activities consist of dividends paid. There was a dividend payment of approximately $9.16 million in 2006 compared to $0 in the prior year. This dividend was declared prior to the private financing in which Allied engaged in January 2007 and paid upon the closing of that financing.

Working Capital

The Company’s working capital has decreased by $2.1 million over the period between December 31, 2005 and December 31, 2006. Total current assets at December 31, 2006 amounted to $8.11 million, a decrease by approximately $4.01 million compared to $12.12 million at December 31, 2005. The decrease was attributable mainly to a significant decrease in accounts receivable.

Current liabilities amounted to $9.46 million at December 31, 2006, in comparison to $11.32 million at December 31, 2005. The decrease is attributable mainly to following factors: First, a decrease of $1.67 million in accrued liabilities and other payables; second, a decrease of $655,000 in liabilities due to a related party.

The current ratio decreased from 1.07 at December 31, 2005 to 0.86 at December 31, 2006. The changes in current ratio were due mainly to a larger percent reduction of current assets than current liabilities, year over year.

Part II

EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in Shenzen, China on May 12, 2008.

HUIHENG MEDICAL, INC.,
a Nevada corporation

By:	/s/ Hui Xiaobing
Hui Xiaobing
President and Chief Executive Officer