Form 10-Q
period 2008-03-31
HUIHENG MEDICAL, INC.
filed 2008-05-15
CIK 1353972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

As of May 1, 2008, 13,800,137 shares of common stock, $0.001 par value per share, were issued and outstanding.

Page

Part I: Financial Information:

Item 1 - Financial Statements (Unaudited)	-1-

Item 2 - Management’s Discussion and Analysis or Plan of Operation	17

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	20

Item 4 - Controls and Procedures	20

Part II: Other Information

Item 6 - Exhibits	21

Signatures	21

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

HUIHENG MEDICAL, INC.

MARCH 31, 2008

(UNAUDITED)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)

Consolidated Balance Sheets	2

Consolidated Statements of Income for the Three Months Ended March 31, 2008 and 2007	3

Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2008	4

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007	5

Notes to the Consolidated Financial Statements	6 to 16

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

ASSETS
	March 31, 2008	December 31, 2007
CURRENT ASSETS:	(Unaudited)
Cash	$625,027	$866,585
Accounts receivable, net of allowance for doubtful accounts of	8,665,316	8,245,647
Prepayments and other receivables (Note 4)	4,542,481	3,272,886
Inventories (Note 3)	1,237,001	1,071,613
Amount due from a related party (Note 9)	775,528	745,483
Deferred income tax assets (Note 12)	21,461	20,630

Total Current Assets	15,866,814	14,222,844

INVESTMENT IN AFFILIATE	62,107	48,326

PROPERTY, PLANT AND EQUIPMENT, net (Note 5)	2,688,608	3,701,692

INTANGIBLE ASSETS, net (Note 6)	897,188	881,738

DEFERRED OFFERING COSTS	189,407	-

DEFERRED INCOME TAX ASSETS, net of current portion (Note 12)	5,985	5,753

Total Assets	$19,710,109	$18,860,353

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$534,730	$714,837
Amount due to related parties (Note 9)	121,884	117,162
Income tax payable	340,106	207,660
Accrued liabilities and other payables (Note 7)	1,655,909	2,109,287

Total Current Liabilities	2,652,629	3,148,946

MINORITY INTEREST (Note 8)	1,326,011	1,353,511

Total Liabilities	3,978,640	4,502,457

STOCKHOLDERS' EQUITY: (Note 10)
Preferred stock, $0.001 par value; 1,000,000 shares authorized;
Designated 300,000 shares of Series A 7% convertible preferred stock;
233,333 and 266,666 shares issued and outstanding with
liquidation preference of $8,749,988 at March 31, 2008	234	280
Common stock, $0.001 par value; 74,000,000 shares authorized;
23,500,137 shares issued, 13,800,137 and 13,450,000 shares outstanding	13,800	13,450
Treasury stock, 9,700,000 common shares	-	-
Additional paid-in capital	7,498,086	7,498,073
Retained earnings	6,921,230	6,147,877
Accumulated other comprehensive income
Foreign currency translation gain	1,298,119	698,216

Total Stockholders' Equity	15,731,469	14,357,896

Total Liabilities and Stockholders' Equity	$19,710,109	$18,860,353

 See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
	For The Three Months Ended
	March 31,
	2008	2007

NET REVENUES (Note 11)	$1,361,355	$3,929,852

COST OF GOODS SOLD	34,280	1,117,395

GROSS PROFIT	1,327,075	2,812,457

OPERATING EXPENSES:
Selling expenses	21,888	12,262
General and administrative	405,765	321,577
Research and development	96,520	31,285

Total Operating Expenses	524,173	365,124

INCOME FROM OPERATIONS	802,902	2,447,333

OTHER INCOME (EXPENSE):
Interest income, net	344	1,138
Equity in earnings of an affiliate	11,590	2,293

Total Other Income	11,934	3,431

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	814,836	2,450,764

INCOME TAXES (Note 12)	121,530	287,247

INCOME BEFORE MINORITY INTEREST	693,306	2,163,517

MINORITY INTEREST	80,364	12,503

NET INCOME	773,670	2,176,020

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	599,903	36,591

COMPREHENSIVE INCOME	$1,373,573	$2,212,611

NET INCOME PER COMMON SHARE
- Basic	$0.06	$0.16

- Diluted	$0.05	$0.13

Weighted Common Shares Outstanding *
- Basic	13,596,217	13,450,000

- Diluted	16,047,193	16,251,113

* As restated to reflect the recapitalization.

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2008

(Unaudited)

	Series A 7% Preferred Stock
	$0.001 Par Value		Common Stock, $0.001 Par Value		Treasury Stock		Additional		Accumulated Other	Total
	Number of		Number of		Number of		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity

Balance, December 31, 2007	266,666	267	13,450,000	13,450	(9,700,000)	-	7,498,086	6,147,877	698,216	14,357,896

Comprehensive income:
Net income	- -	-	-	-	-	-	-	773,670	-	773,670
Foreign currency translation gain	-	-	-	-	-	-	-	-	599,903	599,903

Total comprehensive income	-	-	-	-	-	-	-	-	-	1,373,573

Conversion of stock	(33,333)	(33)	350,137	350	-	-	-	(317)	-	-

Balance, March 31, 2008	233,333	$234	13,800,137	$13,800	(9,700,000)	$-	$7,498,086	$6,921,230	$1,298,119	$15,731,469

See accompanying notes to the consolidated financial statements

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended
	March 31,
	2008	2007

Cash flows from operating activities:

Net income	773,670	2,176,020

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	41,660	38,191
Amortization of intangible assets	19,674	18,191
Minority interest	(80,364)	(12,503)
Equity in losses/(earnings) of affiliated company	(11,590)	(2,293)
Deferred taxes	-	(29,339)
Translation adjustments	460,009	49,269

Changes in assets and liabilities:
Accounts receivable	(419,669)	(1,772,905)
Prepayments and other receivables	(110,718)	(758,932)
Inventories	(165,388)	611,465
Accounts payable	(180,107)	72,575
Income taxes payable	132,446	317,478
Amounts due from/to related parties	-	44,886
Accrued liabilities and other payables	(453,378)	(54,297)

Net cash provided by operating activities	6,245	697,806

Cash flows from investing activities:
Capital expenditures on addition of Property, plant and equipment	(58,396)	(395)
Advances to related parties	-	(8,805)
Deferred offering cost	(189,407)	-
Repayments to related parties	-	(6,409,260)
Repayment of advances from third parties	-	(170,672)

Net cash used in investing activities	(247,803)	(6,589,132)

Cash flows from financing activities:
Proceeds of issue of common shares	-	139,572
Net proceeds of issued of preferred shares	-	9,780,202
Payment for redemption of common shares	-	(3,589,744)

Net cash from financing activities	-	6,330,030

Net (decrease)/increase in cash	(241,558)	438,704

Cash as of January 1	866,585	338,039

Cash as of March 31	625,027	776,743

Supplemental disclosures of non-cash information:

During the 3 months ended 31 March 2008, an amount of $1,158,877 was transferred from construction in progress to other receivables, which represented amounts paid on construction in progress on behalf of the landlord.

See accompanying notes to consolidated financial statements.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
March 31, 2008
(UNAUDITED)

NOTE 1 - ORGANIZATION AND OPERATIONS

Huiheng Medical, Inc. (the “Company” or “Huiheng”), formerly known as Mill Basin Technologies Limited (the “Mill Basin”) is a China-based medical device company that, through its subsidiaries, designs, develops and markets radiation therapy systems used for the treatment of cancer. The Company is a Nevada holding company and conducts all of its business through operating subsidiaries.

In 2005, the ownership interests of Shenzhen Hyper Technology Company, Ltd. (“Shenzhen Hyper”), Wuhan Kangqiao Medical New Technology Company, Ltd. (“Wuhan Kangqiao”) and Beijing Yuankang Kbeta Nuclear Technology Company, Ltd. (“Beijing Kbeta”) were reorganized under Tibet Changdu Huiheng Industry Development Company, Ltd. (“Changdu Huiheng”), a Chinese holding company established in Tibet. Upon the completion of the reorganization, Changdu Huiheng owned 75% of the equity interest in Shenzhen Hyper, 100% of the equity interest of Wuhan Kangqiao and 50% of the equity interest of Beijing Kbeta. Remaining equity interests in Shenzhen Hyper and Beijing Kbeta are owned by unrelated and unaffiliated party.

In 2006, Mr. Hui Xiaobing, the sole owner of Changdu Huiheng, established Allied Moral Holdings, Ltd. (the “Allied Moral”) in the British Virgin Islands as a holding company and transferred 100% of the ownership interests of Changdu Huiheng, to Allied Moral as part of an ownership restructuring to facilitate investments by foreign investors.

In May 2007, Mill Basin entered into a share exchange agreement to acquire (i) all of the issued and outstanding shares of the common stock of Allied Moral in exchange for 13,000,000 shares of Huiheng’s common stock, and (ii) all of the issued and outstanding Series A Preferred Stock of Allied Moral in exchange for 266,666 shares of Huiheng’s Series A Preferred Stock. In connection with the share exchange, Mill Basin agreed to change its name from “Mill Basin Technologies, Limited.” to “Huiheng Medical, Inc.” As part of this transaction, holders of some of Mill Basin’s outstanding shares issued prior to May 15, 2007 contributed shares to Mill Basin so that there were 450,000 shares of Mill Basin’s common stock issued and outstanding immediately prior to the share exchange. Taking into account the shares issued in the share exchange, Mill Basin was then has 13,450,000 shares of common stock issued and outstanding, 13,000,000 (96.65%) of which are owned by Allied Moral’s former shareholders, with the balance being held by Mill Basin’s prior shareholders, along with 266,666 shares of our Series A Preferred Stock, all of which are owned by former holders of Allied Moral’s Series A Preferred Stock.

On September 28, 2007, Huiheng Medical, Inc. filed a Certificate of Correction to correct the Certificate of Designation of the Series A Preferred Stock. The filing corrected the initial Conversion Price from $3.75 to $3.57 per share and corrected the initial conversion rate from 10.0 to 10.5042 shares of common stock for each share of Series A Preferred Stock.

On February 22, 2008, certain shareholders of Series A Preferred Stock converted a total of 33,333 shares of Series A Preferred Stock into common stock, at a rate of 1 share Series A Preferred stock to 10.5042 shares common stock, resulting in the issuance of 350,137 shares of common stock. The shares issued and outstanding taking into account of the conversion of stocks are 13,800,137 shares for common stock and 233,333 for Series A Preferred Stock.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2007 and notes thereto contained in Form 10-KSB/A as filed with the Securities and Exchange Commission on April 22, 2008. Interim results are not necessarily indicative of the results for the full year.

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

	Common Stock		Additional Paid-in
	Shares	Amount	Capital
Discount on capital issuance	-	$-	$(1,577,555)

Public company shares already outstanding on date of Merger (May 15, 2007), par value $.001	10,150,000	10,150	-

Shares issued on date of Merger (May 15, 2007), par value $.001
- Common stock	13,000,000	13,000	(13,000)
- Series A 7% convertible preferred stock	-	-	(267)

Treasury stock	(9,700,000)	(9,700)	9,700

Contribution to capital, net
- Share premium	-	-	9,973,333
- Less: Transactions cost	-	-	(1,014,642)
- Elimination of Allied Moral	-	-	156,666

Absorb balances from Mill Basin	-	-	(36,149)

Reverse acquisition recapitalization adjustment, net	13,450,000	13,450	7,498,086

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts and sales returns and trade discounts and value added tax. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in general and administrative expenses. The allowance for doubtful accounts approximated $5,000 at March 31, 2008.

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

Property, plant and equipment

Property, plant and equipment are recorded at cost less accumulated depreciation. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to general and administrative expenses as incurred. Depreciation of property, plant and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives ranging from three to twenty years. Building improvements are amortized on a straight-line basis over the estimated useful life. Depreciation of property, plant and equipment are stated at cost less accumulated depreciation. Upon sale or retirement of property, plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations. The estimated useful lives of the assets are as follows:

Estimated Life
Building improvements	3 to 5
Buildings	20
Production equipment	3 to 5
Furniture fixtures and office equipment	3 to 5
Motor vehicles	5 to 10

Intangible assets

Intangible assets were contributed to the Company and are stated at cost, representing the fair value at the time of contribution by the minority owner of a subsidiary. Fair value was supported by cash contributed contemporaneously by another investor. Intangibles are carried net of accumulated amortization and impairment losses. Amortization expense is recognized on the straight-line basis over the estimated respective useful lives of these intangible assets as follows:

Estimated Life
Patented technology	20
Software	5

Investment in an affiliate

The Company owns a 50% equity interest of Beijing Kbeta and accounts for the investment using the equity method of accounting. The equity method is utilized as the Company has the ability to exercise significant influence over the investee, but does not have a controlling financial interest.

If circumstances indicate that the carrying value of the Company’s investment in Beijing Kbeta may not be recoverable, the Company would recognize an impairment loss by writing down its investment to its estimated net realizable value if management concludes such impairment is other than temporary.

Impairment of long-lived assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of, if any, are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. At March 31, 2008 and 2007, the Company determined that there was no impairment of value.

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

The medical equipment sold by the Company has embedded self-developed software which can also be sold on a standalone basis.

The Company also provides comprehensive post-sales services to certain distributors for medical equipment used by hospitals. These contracts are negotiated and signed independently and separately from the sales of medical equipment. In accordance with the agreements, the Company provides comprehensive services including exchange of cobalt, training to users of the medical equipment, maintenance of medical equipment, software upgrades and consulting. Fees for these services are recognized over the life of the contract on a monthly basis.

Warranty

The Company provides a product warranty to its customers to repair any product defects that occur generally within twelve months from the date of sale. Based on the limited number of actual warranty claims and the historically low cost of such repairs, the Company has not recognized a liability for warranty claims, but rather recognizes such cost when product repairs are made.

Research and development

Research and development costs are charged to expense as incurred. Research and development costs mainly consist of remuneration for research and development staffs and material costs for research and development. The Company incurred $96,520 and $31,285 for the three months ended March 31, 2008 and 2007, respectively.

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

Foreign currency translation

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the year. The related transaction adjustments are reflected in "Accumulated other comprehensive income (loss)" in the stockholders' equity section of our consolidated balance sheet.

The average monthly for three months ended March 31, 2008 and the closing rate as at 31 March 2008 is Rmb 7.1590 and Rmb 7.0120 to one USD respectively. The average monthly for three months ended March 31, 2007 and the closing rate as at 31 March 2007 is Rmb 7.7452 and Rmb 7.7232 to one USD respectively.

Comprehensive income

The Company has adopted SFAS No. 130 Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statements of Income and the Consolidated Statement of Stockholders’ Equity.

Earning Per Share

Basic earnings per share are computed based on the weighted-average number of shares of our common stock outstanding. Diluted earnings per share are computed based on the weighted-average number of shares of our common stock and other dilutive securities. .

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended March 31,
	2008	2007
Numerator:
- Net income	$773,670	$2,176,020

Denominator:
- Weighted-average shares outstanding used for basic earnings per share	13,596,217	13,450,000

- Weighted-average shares outstanding used for diluted earnings per share	16,047,193	16,251,113

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

Impact of New Accounting Standards

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, Accounting for Contingencies. The Company adopted the provisions of this statement on July 1, 2007.. The adoption of this statement did not have a material effect on the Company’s financial condition and results of operations.

On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157").  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The adoption of this statement did not have a material effect on the Company’s financial condition and results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which replaces FASB Statement no. 141, SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of any entity's fiscal year that begins after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on the Company's financial condition, results of operations and cash flows.

In December 2007, SAB 109 supersedes SAB 105, "Application of Accounting Principles to Loan Commitments", provided that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment. The Company does not believe that the adoption of this statement will have a material effect on the Company's financial condition and results of operations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – INVENTORIES

At March 31, 2008, inventories consisted of the following:

Raw materials	$353,841
Work in process	883,160
$1,237,001

NOTE 4 – PREPAYMENTS AND OTHER RECEIVABLES

At March 31, 2008, prepayments and other current assets consisted of the following:

Prepayments to suppliers	$2,309,586
Advances to third parties (a)	188,534
Other receivables (b)	2,044,361
$4,542,481

(a)	Advances to third parties are unsecured, interest-free advances for working purposes. There was no repayment from third parties during the first three months of 2008.

(b)
Included in the other receivables at March 31, 2008 is $499,144, due from Shenzhen Jiancheng. Such amounts are due on demand without interest. Also, an amount of $1,158,877 had been paid on construction in progress on behalf of its landlord. Such amounts will be offset against future rental payments.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

At March 31, 2008, property, plant and equipment consisted of the following:

Building improvements	$167,688
Buildings	2,246,669
Production equipment	581,164
Furniture, fixture and office equipment	214,557
Motor vehicles	182,366
$3,392,444
Less: Accumulated depreciation	(703,836)
$2,688,608

Depreciation expense is included in the consolidated statements of income. For the three months ended March 31, 2008 and 2007, depreciation expense was $41,660 and $38,191, respectively.

NOTE 6 – INTANGIBLE ASSETS

At March 31, 2008, intangible assets consisted of the following:

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

For the three months ended March 31, 2008 and 2007, amortization expense was $19,674 and $18,191.

NOTE 7 – ACCRUED LIABILITIES AND OTHER PAYABLE

At March 31, 2008 accrued expenses and other current liabilities consisted of the following:

Accrued expenses	$319,012
Accrued payroll and welfare	318,777
Value added tax, other taxes payable	643,827
Deposits	374,293
$1,655,909

NOTE 8 – MINORITY INTEREST

Minority interest represents 25% equity interest of Shenzhen Hyper as of March 31, 2008.

NOTE 9 –AMOUNT DUE TO/FROM RELATED PARTIES

Amounts due to/from related parties

Amount due from a related party

Huiheng Industry (i)	$775,528

Amount due to related parties

Hui Xiaobing	$1,139
Clear Honest International Limited (ii)	120,745
$121,884

(i)
Includes USD713,064 representing amounts due for the acquisition of Changdu Huiheng in 2004 and USD62,464 representing interest-free advances to Shenzhen Huiheng Industry Co.,Ltd (“Huiheng Industry”). The amount is payable on demand.

(ii)
Represents remaining outstanding balances oft the redemption of the common shares issued by Allied Moral in January 2007 and other Allied Moral’s expenses settled by Clear Honest International Limited.

NOTE 10 –STOCKHOLDERS' EQUITY AND RETAINED EARNINGS

At March 31 2008, retained earnings include the following:

As of March 31, 2008, the Company established and segregated in retained earnings an aggregate amount for the Statutory Surplus Reserve and the Statutory Common Welfare Fund of $1,310,516.

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

NOTE 11 - REVENUE

For the three months ended March 31, revenue consisted of the following:

	March 31, 2008	March 31, 2007
Product sales	$-	$2,670,527
Service income	1,268,945	1,172,902
Revenue from tax refunds and others	92,410	86,421
TOTAL	$1,361,355	$3,929,850

NOTE 12 – INCOME TAXES

Huiheng Medical, Inc. is a non-operating holding company. All of the Company’s income before income taxes and related tax expenses are from PRC sources. The Company's PRC subsidiaries file income tax returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”).

Income tax expense for the three months ended March 31, 2008 and 2007 were $121,530 and $287,247, respectively.

As Changdu Huiheng, Huiheng’s subsidiary is located in the western area in the PRC and is within the industry specified by relevant laws and regulations of the PRC, the tax rate applicable to Changdu Huiheng is 15%.

The applicable tax rate for Wuhan Kangqiao, subsidiary of Changdu Huiheng is 33%.

Shenzhen Hyper, another subsidiary of Changdu Huiheng is a high-tech manufacturing company located in Shenzhen, the applicable tax rate is 15%. According to local tax regulation, Shenzhen Hyper is entitled to a tax-free period for the first two years, commencing from the first profit-making year and a 50% reduction in state income tax rate for the next six years. Shenzhen Hyper has not been making profit since its commencement to March 31, 2008.

A reconciliation of the expected income tax expense to the actual income tax expense for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	2008	2007
Income before minority interest and income tax	$814,836	$2,450,764

Expected PRC income tax expense at statutory tax rate of 33%	268,896	808,752
Non-deductible expenses	67,227	16,936
Others	(1,739)	(17,913)
Tax rate differences	(212,854)	(520,528)
Actual income tax expense	$121,530	$287,247

The PRC tax system is subject to substantial uncertainties and has been subject to recently enacted changes. The interpretation and enforcement of which are also uncertain. The Company remains open to examination by the major jurisdictions to which the Company is subject to, in this case the PRC tax authorities.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of March 31, 2008 are presented below.

Current deferred tax assets:
Provision for doubtful accounts	$3,381
Provision for other receivables	18,080
Current deferred tax assets	$21,461

Non-current deferred tax assets:
Deferred expenses	$5,985
Non-current deferred tax assets	$5,985

Total deferred tax assets	$27,446

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or utilized.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are tested whether they are deductible or can be utilized, management believes that the deferred tax assets as of March 31, 2008 are more likely than not that it will not be realized.

The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

NOTE 13 – CONCENTRATION OF CREDIT RISK

(i) Customers and Credit Concentrations

Two customers accounted for 98% and two customers accounted for 79% of net sales for the three months ended March 31, 2008 and 2007 respectively. These customers also accounted for 87% and 91% of accounts receivable as of March 31, 2008 and 2007, respectively. As a result, a termination in relationship with or a reduction in orders from any of these customers could have a material impact on the Company’s results of operations and financial condition.

(ii) Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of March 31, 2008, all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which were insured or collateralized. However, management believes those financial institutions are of high credit quality and has assessed the loss arising from the non-insured cash and cash equivalents from those financial institutions to be immaterial to the consolidated financial statements. Therefore, no loss in respect of the cash and cash equivalent were recognized as of March 31, 2008.

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

NOTE 15 - OPERATING LEASE COMMITMENTS

As of March 31, 2008, the total future minimum lease payments under non-cancellable operating leases in respect of premises are payable as follows:

March 31
2009	$273,816
2010	273,816
2011	273,816
2012	273,816
2013	273,816
Thereafter	3,993,156
TOTAL	$5,362,236

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Comparison of three months ended March 31, 2007 and 2008

Operating revenues

For the three months ended March 31, 2008, net revenues amounted to $1.36 million, a decrease by $2.57 million compared to $3.93 million for the same period of the prior year. This decrease resulted from delays in installations of our radiotherapy units.

We recognize revenue only once a purchased radiotherapy unit is actually installed. The reason for the delays in product installations in the first quarter was due to the combination of the Spring Festival holiday and the unexpected, severe snow storms and generally bad weather that impacted China over that period.

Revenues from product sales, services and tax refunds and subsidies are broken down below.

Revenues from product sales were $0 for the three months ended March 31, 2008, representing a decrease of approximately $2.67 million, compared with the approximately $2.67 million in revenues from product sales from the same period of the prior year.  We did not install any units during the period and therefore did not recognize any revenue from product sales.

Revenues from services were approximately $1.27 million for the three months ended March 31, 2008, representing an increase of $96,043 compared with the approximately $1.17 million in revenue from services from the same period of the prior year. The increase resulted from appreciation of the Remnimbi against the dollar as we had the same number of service contracts in the first quarter of 2008 that we had in the first quarter of 2007.

For the three months ended March 31, 2008, net revenues from tax refunds and subsidies totaled $92,410, an increase of $5,989, or approximately 7%, over the $86,421 in tax refunds and subsidies for the same period of the prior year. Since our tax refunds are based on the prior year, this increase was due to more tax being paid in 2007 compared with 2006.

Revenue Backlog

Revenue backlog represents the total amount of unrecognized revenue associated with existing purchase orders for our products. Any deferral of revenue recognition is reflected in an increase in backlog as of the end of the current period. Revenue backlog from product sales as of March 31, 2008 was approximately $12.24 million, an increase of $9.39 million compared to our revenue backlog from product sales of $2.85 million as of March 31, 2007. The increase was due to a high demand for our products as well as installation delays in the first quarter of 2008 due to the snowstorms and bad weather over that period. These purchase orders are not cancellable and we expect that all of them will be filled in 2008.

Cost of revenues

For the three months ended March 31, 2008 the total cost of revenues amounted to $34,280, a decrease by $1.08 million, compared to $1.12 million for the same period of the prior year. This decrease was due to all of our revenues for the period being generated from our service contracts and from tax refunds and subsidies, which have minimal associated direct costs. Since no units were installed, we did not recognize any revenues from unit sales, and therefore, no direct costs from unit production were recognized over the period.

Gross margin

As a percentage of net revenues, the overall gross margin increased to 97.5% for the three months ended March 31, 2008 from 72% for the same period in the prior year. This increase was due to no product sales revenue being recognized in the first quarter of 2008 and therefore no direct costs from product sales were recognized. All of our revenues for the period were generated from service contracts and from tax refunds and subsidies, both of which have minimal associated direct costs.

Operating expenses

Sales and marketing expenses

Sales and marketing expenses mainly consist of salaries and related expenses for personnel engaged in sales, marketing and customer support functions and costs associated with advertising and other marketing activities. Sales and marketing expenses were $21,888 for the three months ended March 31, 2008, an increase of 79% or $9,626, compared to $12,262 for the same period of the prior year. This increase in sales and marketing expenses resulted from increased sales and marketing activity and increased sales of our radiotherapy units over the period.

General and administrative expenses

General and administrative expenses amounted to $405,765 for the three months ended March 31, 2008, representing an increase of roughly $84,188, or 26%, compared to $321,577 for the same period of the prior year. The increase in general and administrative expenses resulted from an increase in the number of employees that were hired since the end of the first quarter of 2007 to facilitate and manage our rapid growth.

Research and development expenses

Research and development expenses are comprised mostly of employee compensation, materials consumed and experiment expenses for specific new product research and development, and any expenses incurred for basic research on advanced technologies. Research and development expenses were presented on the statement of income as $96,520 for the three months ended March 31, 2008, an increase of $65,235 or 209% compared to $31,285 in the same period of the prior year. The increase was due to a higher amount of research and development activity over the period.

Income Tax Provision

For the three months ended March 31, 2008, the Company’s income tax provision was $121,530, compared to $287,247 for the same period of the prior year, representing a decrease of $165,717. The decrease in income tax was due primarily to the decrease in taxable income in the first quarter 2008 compared to the first quarter of 2007.

Net income

For the three months ended March 31, 2008, the Company’s net income amounted to $773,670, a decrease of approximately $1.40 million compared to approximately $2.18 million for the prior year. This decrease was attributable to no revenues from product sales being recognized over the period.

Comprehensive income

For the three months ended March 31, 2008, the Company’s comprehensive income, which reflects the change in currency translations on the net income, amounted to approximately $1.37 million, a decrease by approximately $839,000 compared to $2.21 million for the prior year, or 38%.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, the Company had total assets of  approximately $19.71 million, of which cash amounted to $625,027, accounts receivable amounted to approximately $8.67 million, prepayment and other receivables amounted to approximately $4.54 million, inventories amounted to approximately $1.24 million, and amounts due from related parties totaled $775,528. Working capital was approximately $13.21 million. The quick ratio was approximately 5.52:1.

Net cash from operating activities totaled approximately $6,245 for the three months ended March 31, 2008, a decrease by approximately $691,561 compared to $697,806 for the same period in the prior year. This decrease resulted primarily from the following changes in the operating assets and liabilities:

•	$419,669 increase in accounts receivable;
•	$165,388 increase in inventories;
•	$110,718 decrease in prepayments and other receivable;
•	$180,107 decrease in accounts payable;
•	$132,446 increase in tax payable;
•	$453,378 decrease in accrued liabilities and other payables.

Cash collected from accounts receivable for the three months ended March 31, 2008 was lower than cash collected from accounts receivables for the three months ended March 31, 2007. This decrease was due primarily to a lower overall increase in accounts receivable balance during the three months ended March 31, 2008 compared with the three months ended March 31, 2007.

Net cash used in investing activities was $247,803 and approximately $6.59 million for the three months ended March 31, 2008 and 2007, respectively. The cash used by investing activities was primarily used to equip and decorate our new office facility.

Cash flows from financing activities amounted to $0 and $6.33 million for the three months ended March 31, 2008 and 2007, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2008 was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 6: EXHIBITS

(a)	Exhibits:

	3.1	Articles of Incorporation, as revised (incorporated by reference to the exhibit to the Company's annual report on Form 10-KSB filed on April 10, 2008)

	3.2	Amended and Restated By-Laws (incorporated by reference to the exhibit to the Company's annual report on Form 10-KSB filed on April 10, 2008)

	4.2	Certificate of Designation for Series A Preferred Stock (incorporated by reference to the exhibit to the Company's report on Form 8-K filed on January 16, 2008)

*	10.13	Creditor’s Rights and Liability Confirmation Agreement

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUIHENG MEDICAL, INC.

Dated: May 14, 2008	/s/ Hui Xiaobing
Hui Xiaobing
Chief Executive Officer (Principal Executive Officer)

/s/ Richard Shen
Richard Shen Chief Financial Officer (Principal Accounting and Financial Officer)