Form 10-Q
period 2008-06-30
HUIHENG MEDICAL, INC.
filed 2008-08-19
CIK 1353972

`
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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
YES ☐ NO ☒

As of August 1, 2008, there were 13,800,137 shares of the issuer’s $0.001 par value common stock issued and outstanding.

Page
Part I: Financial Information
Item 1 - Financial Statements (Unaudited)	1
Item 2 - Management’s Discussion and Analysis or Plan of Operation	19
Item 3 - Quantitative and Qualitative Disclosures About Market Risk	22
Item 4 - Controls and Procedures	23

Part II: Other Information
Item 6 - Exhibits	24
Signatures	26

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

HUIHENG MEDICAL, INC.

JUNE 30, 2008

(UNAUDITED)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)

Consolidated Balance Sheets	2

Consolidated Statements of Income for the Six Months Ended June 30, 2008 and 2007	3

Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2008	4

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007	5

Notes to the Consolidated Financial Statements	6 to 18

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
		June 30, 2008	December 31, 2007
CURRENT ASSETS:	Note	(Unaudited)
Cash		$881,747	$866,585
Accounts receivable		11,151,696	8,040,015
Prepayments and other receivables	4	6,093,869	3,478,518
Inventories	3	1,104,712	1,071,613
Amount due from a related party	9	792,815	745,483
Deferred income tax assets	12	-	20,630

Total Current Assets		20,024,839	14,222,844

INVESTMENT IN AFFILIATE		74,864	48,326

PROPERTY, PLANT AND EQUIPMENT	5	2,712,230	3,701,692

INTANGIBLE ASSETS	6	896,653	881,738

DEFERRED OFFERING COSTS		301,551	-

DEFERRED INCOME TAX ASSETS, net of current portion	12	-	5,753

Total Assets		$24,010,137	$18,860,353

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable		$1,203,982	$714,837
Amount due to related parties	9	123,437	117,162
Income tax payable		484,703	207,660
Accrued liabilities and other payables	7	2,577,614	2,109,287

Total Current Liabilities		4,389,736	3,148,946

MINORITY INTEREST	8	1,367,299	1,353,511

Total Liabilities		5,757,035	4,502,457

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized;	10
Designated 300,000 shares of Series A convertible preferred stock;		234	267
233,333 and 266,666 shares issued and outstanding with
liquidation preference of $8,749,988 at June 30, 2008
Common stock, $0.001 par value; 74,000,000 shares authorized;
23,500,137 shares issued, 13,800,137 and 13,450,000 shares outstanding		13,800	13,450
Additional paid-in capital		7,498,086	7,498,086
Retained earnings		9,044,651	6,147,877
Accumulated other comprehensive income
Foreign currency translation gain		1,696,331	698,216

Total Stockholders' Equity		18,253,102	14,357,896

Total Liabilities, Minority Interest and Stockholders' Equity		$24,010,137	$18,860,353

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

REVENUES	$4,812,972	$4,573,379	$6,241,114	$8,696,283

COST OF REVENUES	1,802,281	942,307	1,903,348	2,252,754

GROSS PROFIT	3,010,691	3,631,072	4,337,766	6,443,529

OPERATING EXPENSES:
Sales and marketing expenses	34,778	29,934	56,666	42,196
General and administrative expenses	505,340	428,380	911,105	749,957
Research and development costs	108,875	12,417	205,395	43,702

Total Operating Expenses	648,993	470,731	1,173,166	835,855

OPERATING INCOME	2,361,698	3,160,341	3,164,600	5,607,674

OTHER INCOME (EXPENSE):
Interest income	396	2,612	740	3,750
Equity in income / (loss) of affiliate	11,264	(23,850)	22,854	(21,557)

Total Other Income / (Expense)	11,660	(21,238)	23,594	(17,807)

NET INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	2,373,358	3,139,103	3,188,194	5,589,867

INCOME TAXES	239,830	236,031	361,360	523,278

NET INCOME BEFORE MINORITY INTEREST	2,133,528	2,903,072	2,826,834	5,066,589

MINORITY INTEREST	(10,107)	(125,086)	70,257	(112,583)

NET INCOME	2,123,421	2,777,986	2,897,091	4,954,006

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	398,212	131,289	998,115	167,880

COMPREHENSIVE INCOME	$2,521,633	$2,909,275	$3,895,206	$5,121,886

EARNINGS PER SHARE
- Basic	$0.15	$0.21	$0.21	$0.38

- Diluted	$0.13	$0.17	$0.18	$0.31

Weighted Common Shares Outstanding
- Basic	13,800,137	13,227,475 *	13,698,177	13,114,345 *

- Diluted	16,251,113	16,028,588 *	16,251,113	15,915,458 *

* As restated to reflect the reverse merger acquisition.

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2008

(Unaudited)

	Series A Preferred Stock $0.001 Par Value		Common Stock, $0.001 Par Value		Additional		Accumulated Other	Total
	Number of		Number of		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity

Balance, December 31, 2007	266,666	267	13,450,000	13,450	7,498,086	6,147,877	698,216	14,357,896

Comprehensive income:
Net income	-	-	-	-	-	2,897,091	-	2,897,091
Foreign currency translation gain	-	-	-	-	-	-	998,115	998,115

Total comprehensive income	-	-	-	-	-	-	-	3,895,206

Conversion of stock	(33,333)	(33)	350,137	350	-	(317)	-	-

Balance, June 30, 2008	233,333	234	13,800,137	13,800	7,498,086	9,044,651	1,696,331	18,253,102

See accompanying notes to the consolidated financial statements

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended
	June 30,
	2008	2007

Cash flows from operating activities:

Net income	2,897,091	4,954,006

Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation of property, plant and equipment	123,966	47,494
Amortization of intangible assets	39,991	18,288
Minority interest	(70,257)	112,583
Equity in (income) / loss of affiliate	(22,854)	21,557
Deferred taxes	26,383	(613)

Changes in assets and liabilities:
Accounts receivable	(3,111,681)	(2,428,328)
Prepayments and other receivables	(1,503,536)	(2,349,649)
Inventories	(33,099)	624,304
Accounts payable	489,145	(102,148)
Income tax payable	277,043	(813,201)
Amounts due from/to related parties	-	111,227
Accrued liabilities and other payables	468,327	592,880

Net cash (used in) / provided by operating activities	(419,481)	788,400

Cash flows from investing activities:
Capital expenditures on addition of
Property, plant and equipment	(87,526)	(53,227)
Repayment of advances to third parties	72,896	-
Advances to related parties	-	(8,933)
Payment of acquisition of a subsidiary	-	(6,568,576)

Net cash used in investing activities	(14,630)	(6,630,736)

Cash flows from financing activities:
Proceeds of issue of common shares	-	139,572
Net proceeds of issue of preferred shares	-	9,780,202
Deferred offering costs	(301,551)	-
Payment for redemption of common shares	-	(3,580,171)

Net cash (used in) / from financing activities	(301,551)	6,339,603

Net (decrease) / increase in cash	(735,662)	497,267

Effect on change of exchange rates	750,824	186,920

Cash as of January 1	866,585	338,039

Cash as of June 30	881,747	1,022,226

Supplemental disclosures of non-cash information:

Interest paid	-	-
Income tax paid	104,424	1,418,451

During the 6 months ended June 30, 2008, an amount of $1,184,711 was transferred from Property, Plant and Equipment to Other Receivables, representing amounts paid on construction in progress on behalf of the landlord in 2007 that will now be offset against future lease payments.

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
June 30, 2008
(UNAUDITED)

NOTE 1 - ORGANIZATION AND OPERATIONS

Huiheng Medical, Inc. (“the Company” or “Huiheng”), formerly known as Mill Basin Technologies, Limited (“Mill Basin”), is a China-based medical device company that, through its subsidiaries, designs, develops and markets radiation therapy systems used for the treatment of cancer. The Company is a Nevada holding company and conducts all of its business through operating subsidiaries.

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

As a result of the share exchange, Huiheng owns all of the issued and outstanding stock of Allied Moral, which was incorporated in the British Virgin Islands on July 26, 2006. Allied Moral, holds all of the issued and outstanding stock of Changdu Huiheng Development Co., Ltd. (“Changdu Huiheng”), which in turn owns 100% of the issued and outstanding stock of Wuhan Kangqiao Medical New Technology Co., Ltd. (“Wuhan Kangqiao”), 75% of the issued and outstanding stock of Shenzhen Hyper Technology Co., Ltd (“Shenzhen Hyper”) and 50% of the issued and outstanding stock of Beijing Yuankang Kbeta Nuclear Technology Co., Ltd. (“Beijing Kbeta”). Remaining equity interests in Shenzhen Hyper and Beijing Kbeta are still owned by unrelated and unaffiliated parties.

In February 2008, certain shareholders of the Series A Preferred Stock converted a total of 33,333 shares into common stock, at a rate of 1 share Series A Preferred stock to 10.5042 shares common stock resulting in the issuance of 350,137 shares of common stock.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2007 and notes thereto contained in Form 10-KSB/A as filed with the Securities and Exchange Commission on May 23, 2008. Interim results are not necessarily indicative of the results for the full year.

The share exchange was regarded as a reverse merger, since Allied Moral's former shareholders obtained control of Huiheng Medical, Inc. (formerly known as Mill Basin). As a result, Allied Moral was considered to be the acquirer for accounting purposes.

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

Reverse Acquisition Merger

Prior to the May 2007 share exchange, Allied Moral was a non-reporting privately held company. The post-acquisition Company is accounted for as a recapitalization using accounting principles applicable to reverse acquisitions with Allied Moral being treated as the accounting parent (acquirer) and Huiheng, the legal parent, being treated as the accounting subsidiary (acquiree). Prior to the consummation of the acquisition in May 2007, Mill Basin was an inactive public shell with no material assets, liabilities, or net stockholders' equity. In accordance with the provisions governing the accounting for reverse acquisitions, the historical figures presented are those of the Allied Moral.

			Additional Paid-In
	Common Stock
	Shares	Amount	Capital
Discount on capital issuance	-	-	(1,577,555)

Public company shares already outstanding
on date of Merger (May 15, 2007),
par value $0.001	10,150,000	10,150	-

Treasury stock	(9,700,000)	(9,700)	9,700

Shares issued on date of Merger
(May 15, 2007), par value $0.001
- Common stock	13,000,000	13,000	(13,000)
- Series A convertible preferred stock	-	-	(267)

Contribution to capital, net
- Share premium	-	-	9,973,333
- Less: Transactions cost	-	-	(1,014,642)
- Elimination of Allied Moral	-	-	156,666

Absorb balances from Mill Basin	-	-	(36,149)

Reverse acquisition recapitalization adjustment, net
as at December 31, 2007	13,450,000	13,450	7,498,086

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts, sales returns, trade discounts and value added tax. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial conditions.

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

The final steps of assembly of our products, including installation of radioactive service materials, are completed at customer locations. Accordingly, the Company generally does not carry finished goods (inventory held for sale in the ordinary course of business) inventory.

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

Intangible assets

Intangible assets are stated at cost, representing the fair value at the time such intangibles were contributed to the Company by the minority owner of a subsidiary in exchange for equity interests. Fair value was supported by cash contributed contemporaneously by another investor. Intangible assets are carried net of accumulated amortization and impairment losses. Amortization expense is recognized on the straight-line basis over the estimated respective useful lives of these intangible assets as follows:

Estimated Life
Patented technology	20
Software	5

Investment in affiliate

The Company owns a 50% equity interest of Beijing Kbeta and accounts for the investment using the equity method of accounting. The equity method is utilized as the Company has the ability to exercise significant influence over the investee, but does not have a controlling financial interest.

If circumstances indicate that the carrying value of the Company's investment in Beijing Kbeta may not be recoverable, the Company would recognize an impairment loss by writing down its investment to its estimated net realizable value if management concludes such impairment is other than temporary.

Impairment of long-lived assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of, if any, are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. At June 30, 2008 and 2007, the Company determined that there was no impairment of value.

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

Revenue recognition

The Company generates revenue primarily from sales of medical equipment and provision of maintenance and support services. Revenue is recognized as follows:

(i) Sales of medical equipment

The Company recognizes revenue when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. The sales price of the medical equipment includes the training services, which generally take about 1 month. These services are ancillary to the purchase of medical equipment by customers and are normally considered by the customers to be an integral part of the acquired equipment. As training services do not have separately determinable fair values, the Company recognizes revenue for the entire arrangement upon customer acceptance, which occurs after delivery and installation.

In the PRC, value added tax (“VAT”) of 17% on invoice amount is collected in respect of the sales of goods on behalf of tax authorities. The VAT collected is not revenue of the Company; instead, the amount is recorded as a liability on the balance sheet until such VAT is paid to the authorities.

Pursuant to the laws and regulations of the PRC, Shenzhen Hyper is entitled to a refund of VAT on the sales of self-developed software embedded in medical equipment. The VAT refund represents the amount of VAT collected from customers and paid to the authorities in excess of 3% of relevant sales. The amount of VAT refund is calculated on a monthly basis. As the refund relates directly to the sale of self-developed software that is embedded in the Company’s products, the Company recognizes the VAT refund at the time the product is sold. The amount is included in the line item "Revenues" in the consolidated statements of income and is recorded on an accrual basis.

The medical equipment sold by the Company has embedded self-developed software which can also be sold on a standalone basis.

(ii) Provision of maintenance and support services

The Company also provides comprehensive post-sales services to certain distributors for medical equipment used by hospitals. These contracts are negotiated and signed independently and separately from the sales of medical equipments. In accordance with the agreements, the Company provides comprehensive services including exchange of cobalt, additional training to users of the medical equipment, maintenance of medical equipment, software upgrades and consulting. Fees for these services are recognized over the life of the contract on a monthly basis.

Government subsidies

Pursuant to the document dated December 16, 2004 with No.173 issued by Tibet Finance Bureau, the profits tax payment of Changdu Huiheng in excess of RMB 900,000 for a year will be refundable by Tibet Finance Bureau. The 31% of business tax payment will be refundable by Tibet Finance Bureau provided that the business tax payment exceeds RMB 1.0 million for a year. The 38.75% of value added tax payment will be refundable by Tibet Finance Bureau provided that the value added tax payment exceeds RMB 1.5 million for a year. All tax incentive policies will be valid for five (5) years from the year of commencement of tax refund, starting from September 2006.

Warranty

The Company provides a product warranty to its customers to repair any product defects that occur generally within twelve months from the date of sale. The Company's purchase contracts generally allow the customer to withhold up to 10% of the total purchase price for the duration of the warranty period. Based on the limited number of actual warranty claims and the historically low cost of such repairs, the Company has not recognized a liability for warranty claims, but rather recognizes such cost when product repairs are made.

Research and development costs

Research and development costs are charged to expense as incurred. Research and development costs mainly consist of remuneration for the research and development staff and material costs for research and development. The Company incurred $205,395 and $43,702 for the six months ended June 30, 2008 and 2007, respectively.

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

Foreign currency translation

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the period. The related transaction adjustments are reflected in "Accumulated other comprehensive income / (loss)" in the stockholders' equity section of our consolidated balance sheet.

The average monthly exchange rates for six months ended June 30, 2008 and the closing rate as of June 30, 2008 were Rmb 7.0439 and Rmb 6.8591 to one USD, respectively. The average monthly exchange rates for six months ended June 30, 2007 and the closing rate as of June 30, 2007 were Rmb 7.7014 and Rmb 7.6120 to one USD, respectively.

Comprehensive income

The Company has adopted SFAS No. 130 Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statements of Income and the Consolidated Statement of Stockholders’ Equity.

Earnings per share

Basic earnings per share is computed on the basis of the weighted-average number of shares of our common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted-average number of shares of our common stock plus the effect of dilutive potential common shares outstanding during the period using the if-converted method. Dilutive potential common shares include Series A Convertible Preferred Stock.
The following table sets forth the computation of basic and diluted net income per share:

	For the Six Months Ended June 30,
	2008	2007

Net income	2,897,091	4,954,006

Weighted average outstanding shares of common stock	13,698,177	13,114,345
Dilutive effect of Convertible Preferred Stock	2,552,936	2,801,113
Diluted weighted average outstanding shares	16,251,113	15,915,458

Earnings per share:
Basic	0.21	0.38
Diluted	0.18	0.31

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Segment reporting

SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, establishes standards for reporting information on operating segments in interim and annual financial statements. The Company operates in two segments (i) selling the medical equipment and, (ii) providing the consultancy, repairs and maintenance services for the customers. The chief operating decision-makers review the Company's operation results on an aggregate basis and manage the operations as two operating segments as disclosed in note 11.

Deferred offering costs

Deferred offering costs are those costs directly attributable to the Company’s proposed public offering. Such costs consist principally of professional fees and will be charged to stockholders’ equity upon receipt of the capital raised. Should the proposed offering prove to be unsuccessful, the deferred costs will be charged to operations.

Financial instruments with characteristics of both liabilities and equity

The Company accounts for its Series A Preferred Stock in accordance with SFAS Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150) and SFAS Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). We have determined that our Series A Preferred Stock is not mandatorily redeemable. Accordingly, the Company accounts for the Preferred stock as permanent equity.

Impact of new accounting standards

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

NOTE 3 - INVENTORIES

At June 30, 2008, inventories consisted of the following:

Raw materials	$268,088
Work-in-progress	836,624
$1,104,712

Final assembly of our products, including installation of radioactive source materials, is conducted on site at our customer locations. Our products are not considered to be finished good (available for sale in the normal course of business) until such time as the source material is installed in the units.

NOTE 4 - PREPAYMENTS AND OTHER RECEIVABLES

At June 30, 2008, prepayments and other receivables consisted of the following:

Prepayments to suppliers	$3,063,525
Advances to third parties (a)	848,800
Other receivables
- construction in progress paid on behalf of landlord (b)	1,647,468
- VAT tax refund	331,458
- loan or advance to staff for business travelling	112,954
- utilities and rental deposits	2,260
- prepaid expenses made by director	2,916
- others	84,488
$6,093,869

(a)
Advances to third parties represent unsecured, interest-free advances due from Shenzhen Hui Xin Nano Technology Development Company Limited (“Hui Xin”) and advances due from Shenzhen Jiancheng Investment Co., Ltd ("Jiancheng").

The balance due at June 30, 2008 of $119,841 resulted from advances made during prior periods in contemplation of a business acquisition of Hui Xin which has since been abandoned. $72,896 has been repaid in 2008 and the advances outstanding at June 30, 2008 are repayable to the Company in accordance with a fixed repayment schedule beginning in June 2008.

The balance due at June 30, 2008 of $728,959 resulted from advances made to Jiancheng, a distributor of the Company’s products, in prior periods also in contemplation of a business acquisition which has since been abandoned. Pursuant to an agreement, Jiancheng has agreed to repay the advances during the periods from June to December 2008.

(b)
During the six months ended June, 2008, an amount of $1,184,711 was transferred from Property, Plant and Equipment to Other Receivables and $462,757 was transferred from Prepayment to Other Receivables, representing amounts paid on construction in progress on behalf of the landlord in 2007 that will now be offset against future lease payments.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

At June 30, 2008, property, plant and equipment consisted of the following:

Building improvements	$171,426
Buildings	2,296,751
Production equipment	605,170
Furniture, fixture and office equipment	236,117
Motor vehicles	186,432
$3,495,896
Less: Accumulated depreciation	(783,666)
$2,712,230

Depreciation expense is included in the consolidated statements of income. For the six months ended June 30, 2008 and 2007, depreciation expenses were $123,966 and $47,494, respectively.

NOTE 6 - INTANGIBLE ASSETS

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

Software is utilized in the production of medical equipment and is amortized over its estimated useful life.

For the six months ended June 30, 2008 and 2007, amortization expense was $39,991 and $18,288.

NOTE 7 - ACCRUED LIABILITIES AND OTHER PAYABLES

At June 30, 2008 accrued liabilities and other payables consisted of the following:

Accrued expenses	$421,935
Accrued payroll and welfare	343,372
Value added tax, other taxes payable and surcharges	1,023,426
Customer deposits	788,881
$2,577,614

NOTE 8 - MINORITY INTEREST

Minority interest represents the share of 25% equity interest of Shenzhen Hyper owned by Shenzhen OUR International Limited.

NOTE 9 -AMOUNTS DUE FROM/TO RELATED PARTIES

A summary of related party receivables at June 30, 2008 is as follows:

Amounts due from a related party at June 30, 2008 includes amounts due from Huiheng Industry related to the original acquisition of Changdu Huiheng in 2004 together with working capital advances during 2007 and 2006. Amounts due from Huiheng Industry are payable pursuant to contractual agreements.

A summary of related party payables at June 30, 2008 is as follows:

Clear Honest International Limited	$123,437

Amounts due to Clear Honest at June 30, 2008 represent the remaining balance due pursuant to the 2007 share redemption ($94,908), as well as advances related to the acquisition of Changdu Huiheng.

NOTE 10 -STOCKHOLDERS' EQUITY AND RETAINED EARNINGS

(a) Stockholders’ Capital

The Company has authorized 74,000,000 shares of Common stock. As at June 30, 2008, 23,500,137 shares were issued and 13,800,137 shares were outstanding.

The Company has authorized 1,000,000 shares of Preferred stock, with 300,000 shares designated as Series A convertible preferred stock. As of June 30, 2008, 233,333 shares were issued and outstanding with liquidation preference of $8,749,988.

During 2008, the Company modified the terms of its Series A Convertible Preferred Stock. The modifications:

-	removed the redemption provisions,
-
revised the dividend provisions whereby dividends are only payable on a liquidation event and would not be payable in the event of a voluntary conversion or an automatic conversion on a qualifying public offering,

-	authorized stock dividends as long as the preferred stock conversion ratio is adjusted, and
-	removed the requirement for an automatic conversion in the event of a public offering

The Company has classified the preferred stock as permanent equity.

Acquisition of Changdu Huiheng

In July 2006, Mr. Hui Xiaobing, the sole owner of Changdu Huiheng, established Allied Moral Holdings, Ltd. ("Allied Moral”) in the British Virgin Islands as a holding company to facilitate investments by foreign investors. Allied Moral then purchased 100% of the ownership interests of Changdu Huiheng.

Private placement

In February 2007, Allied Moral issued 2,666,666 shares of its Series A preferred stock at stated value of $3.75 per share for gross proceeds of approximately $10,000,000. Net proceeds to the Company after deducting offering expenses, resulted in a capital contribution of $9,115,357.

Redemption of shares

In January, 2007, 957,265 shares were redeemed by Allied Moral at $3.75 per share resulting in 13,000,000 common shares left outstanding.

Reverse merger

Prior to the share exchange, Mill Basin had 10,150,000 shares of its common stock outstanding. In contemplation of the share exchange, Mill Basin shareholders contributed 9,700,000 common shares to treasury, resulting in 450,000 shares of Mill Basin's common stock outstanding immediately prior to the share exchange. Taking into account the 13,000,000 shares of Mill Basin common stock issued for the exchange with Allied Moral's shareholders, Mill Basin then had 13,450,000 shares of common stock issued and outstanding, of which 13,000,000 (96.65%) shares were held by Allied Moral's former shareholders, with the balance being held by Mill Basin shareholders. In addition, following the completion of the share exchange, 266,666 shares of Series A Preferred Stock were issued and outstanding, all of which were held by former holders of Allied Moral's Series A Convertible Preferred Stock.

Preferred stock - Certificate of correction

In September 2007, Huiheng filed a Certificate of Correction to correct the Certificate of Designation of the Series A Preferred Stock. The filing corrected the initial Conversion Price of the Preferred Stock from $3.75 to $3.57 per share and corrected the initial conversion rate from 10.0 to 10.5042 shares of common stock for each share of Series A Preferred Stock.

(b) Retained Earnings

As of June 30, 2008, the Company established and segregated in retained earnings an aggregate amount for the Statutory Surplus Reserve and the Statutory Common Welfare Fund of $1,310,516.

Statutory surplus reserve

In accordance with PRC Company Law, Changdu Huiheng is required to appropriate at least 10% of profits to the statutory surplus reserve. Appropriation to the statutory surplus reserve by Changdu Huiheng is based on profits arrived at under PRC accounting standards for business enterprises for each year.

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

NOTE 11 - SEGMENT REPORTING

The Group has two reportable segments: products and services.

The following table presents information about the Company's operating segments for the six month periods ended June 30, 2008 and 2007:

	June 30, 2008	June 30, 2007	Annual % change
Revenues:
Products	$3,215,488	$5,203,992	-38.21%
Services	2,715,115	2,483,315	9.33%
Other	310,511	1,008,976	-69.23%
	$6,241,114	$8,696,283	-28.23%

	June 30, 2008	June 30, 2007	Annual % change
Operating income:
Products	$1,490,221	$3,083,598	-51.67%
Services	2,458,454	2,272,375	8.19%
Other	310,511	1,008,976	-69.23%
	$4,259,186	$6,364,949	-33.08%
Corporate expenses	(1,094,586)	(757,275)	44.54%
Operating income	$3,164,600	$5,607,674	-43.57%

Other revenue consists principally of government financial subsidies to Changdu Huiheng.

NOTE 12 - INCOME TAXES

Huiheng Medical, Inc. is a non-operating holding company. All of the Company’s income before income taxes and related tax expenses are from PRC sources. The Company's PRC subsidiaries file income tax returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

Income tax expense for the six months ended June 30, 2008 and 2007 were $361,360 and $523,278, respectively.

As Changdu Huiheng, Huiheng’s subsidiary, is located in the western area in the PRC and is within the industry specified by relevant laws and regulations of the PRC, the tax rate applicable to Changdu Huiheng is 10%.

Wuhan Kangqiao is a high-tech enterprise with operations in an economic-technological development area in the PRC. Therefore, the applicable tax rate is 15%.

Shenzhen Hyper is a high-tech manufacturing company located in the Shenzhen special economic region. Therefore, the applicable tax rate is also 15%. According to local tax regulation, Shenzhen Hyper is entitled to a tax-free period for the first two years, commencing from the first profit-making year and a 50% reduction in state income tax rate for the next six years.

A reconciliation of the expected income tax expense to the actual income tax expense for the six months ended June 30, 2008 and 2007 are as follows:

	Six Months Ended June 30,
	2008	2007

Income before income taxes and minority interest	$3,188,194	$5,589,867

Expected PRC income tax expense at statutory tax rate of 25% (33%)	797,049	1,844,656
Non-deductible expenses	(29,987)	(78,902)
Others	110,521	8,258
Tax rate differences	(516,223)	(1,250,734)
Actual income tax expense	$361,360	$523,278

The PRC tax system is subject to substantial uncertainties and has been subject to recently enacted changes. The interpretation and enforcement of which are also uncertain. The Company remains open to examination by the major jurisdictions to which the Company is subject to, in this case, the PRC tax authorities.

No deferred tax liability has been provided as the amount involved is immaterial.

NOTE 13 - CONCENTRATION OF CREDIT RISK

Customers concentrations

Two customers accounted for 79.67% and two customers accounted for 77.69% of revenue for the six months ended June 30, 2008 and 2007 respectively. These customers also accounted for 76.22% and 75.99% of accounts receivable as of June 30, 2008 and 2007, respectively. As a result, a termination in relationship with or a reduction in orders from any of these customers could have a material impact on the Company’s results of operations and financial condition.

Other credit risks

As of June 30, 2008, all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which were insured or collateralized. However, management believes those financial institutions are of high credit quality and has assessed the loss arising from the non-insured cash and cash equivalents from those financial institutions to be immaterial to the consolidated financial statements. Therefore, no loss in respect of the cash and cash equivalent were recognized as of June 30, 2008.

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

NOTE 15 - OPERATING LEASE COMMITMENTS

As of June 30, 2008, the total future minimum lease payments under non-cancellable operating leases in respect of premises are $5.27 million (RMB37.12 million) was based on the exchange rate as of June 30, 2008. The amounts payable are as follows:

June 30
2009	$269,097
2010	269,097
2011	269,097
2012	269,097
2013	269,097
Thereafter	3,924,323
TOTAL	$5,269,808

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This quarterly report on Form 10-Q contains certain forward-looking statements. When used in this quarterly report on Form 10-Q, statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” “may,” “project,” “plan” or “continue,” and similar expressions are intended to identify forward-looking statements. They also include statements containing anticipated business developments, a projection of revenues, earnings or losses, capital expenditures, dividends, capital structure or other financial terms.

The forward-looking statements in this quarterly report on Form 10-Q are based upon our management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. These forward-looking statements are based on our current plans and expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and our future financial condition and results.

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

OUR SELECTED RESULTS OF OPERATIONS

Comparison of three months ended June 30, 2007 and 2008

Operating revenues

For the three months ended June 30, 2008, revenues amounted to $4.81 million, an increase of $239,593 compared to $4.57 million for the same period of the prior year. This increase resulted from a greater number of unit installations over the period compared to the same period of the prior year.

Revenues from product sales, services and tax refunds and subsidies are broken down below.

Revenues from product sales were $3.22 million for the three months ended June 30, 2008, representing an increase of $813,343, compared to $2.40 million in revenues from product sales from the same period of the prior year. This increase resulted from a greater number of unit installations in the current period compared with the same period of the prior year.

Revenues from services were $1.38 million for the three months ended June 30, 2008, representing an increase of $130,704 compared to $1.25 million in revenue from services from the same period of the prior year. The increase resulted from the appreciation of the Remninbi against the U.S. dollar as we had the same number of service contracts during the 3 months ended June 30, 2008 that we did in the same period of the prior year.

For the three months ended June 30, 2008, revenues from tax refunds and subsidies totaled $218,101, a decrease of $704,454 compared to $922,555 in tax refunds and subsidies for the same period of the prior year. Since our tax refunds are based on the amount of tax paid in the prior year, this decrease was due to less tax being paid in the quarter ended June 30, 2007 compared with the same period of the prior year.

Cost of revenues

For the three months ended June 30, 2008 the total cost of revenues amounted to $1.80 million, an increase of $859,974, compared to $942,307 for the same period of the prior year. This increase was due to our recognizing more revenue from product sales, and therefore more direct costs, in the three months ended June 30, 2008 compared with the same period of the prior year.

Gross margin

As a percentage of total revenues, the overall gross margin decreased to 62.6% for the three months ended June 30, 2008 from 79.4% for the same period in the prior year. This decrease was due to the following combination of factors:

First, revenues from tax refunds and subsidies, which have negligible direct costs, were significantly lower in the three months ended June 30, 2008 compared with the same period of the prior year and represented a much smaller percentage of our total revenue. As a result, this had a negative impact on our gross margin for the period.

Second, our revenues from product sales in the three months ended June 30, 2008 included the sale of 3 LINAC units equipped with our MLC. In the same period of the prior year, we did not sell any LINAC/MLC units. Since our own LINAC product is still in development, we currently purchase LINAC’s from a preferred supplier, attach and integrate our MLCs to the LINACs, and resell the combined units to our customers. For this reason, our gross margins are lower for LINAC/MLC sales compared with sales of GTS units, which we produce ourselves through our preferred manufacturing vendors. Once the development of our own LINAC unit is completed, we expect that our gross margin will increase on the sales of LINAC/MLCs.

Operating expenses

Sales and marketing expenses

Sales and marketing expenses mainly consist of salaries and related expenses for personnel engaged in sales, marketing and customer support functions and costs associated with advertising and other marketing activities. Sales and marketing expenses were $34,778 for the three months ended June 30, 2008, an increase of 16% or $4,844, compared with $29,934 for the same period of the prior year. This increase in sales and marketing expenses resulted from greater sales and marketing activities and more product sales compared with the same period of the prior year.

General and administrative expenses

General and administrative expenses amounted to $505,340 for the three months ended June 30, 2008, representing an increase of $76,960, or 18%, compared to $428,380 for the same period of the prior year. The increase in general and administrative expenses resulted from an increase in the number of employees that were hired to facilitate and manage our rapid growth.

Research and development expenses

Research and development expenses are comprised primarily of employee compensation, materials consumed and experiment expenses for specific new product research and development, and any expenses incurred for basic research on advanced technologies. Research and development expenses were $108,875 for the three months ended June 30, 2008, an increase of $96,458 compared to $12,417 in the same period of the prior year. The increase was due to a greater amount of research and development activity over the period relating to new product development.

Income tax provision

For the three months ended June 30, 2008, the company’s income tax provision was $239,830, compared to $236,031 for the same period of the prior year, representing an increase of $3,799. The increase in income tax was due to a greater percentage of total revenues being generated by Wuhan Kangqiao, which has a higher tax rate than our other operating subsidiary, Shenzhen Hyper.

Net income

For the three months ended June 30, 2008, the company’s net income amounted to $2.12 million, a decrease of $654,565 compared to $2.78 million for the same period of the prior year. This decrease was attributable to the lower gross profit margin of the products sold over the period as well as increased operating expenses.

Comprehensive income

For the three months ended June 30, 2008, the company’s comprehensive income, which reflects the change in foreign currency translations on net income, amounted to $2.52 million, a decrease of $387,642 compared to $2.91 million for the same period of the prior year, or 13%. The decrease resulted from the lower gross profit margins on the products sold over the period and increased operating expenses.

Comparison of six months ended June 30, 2007 and 2008

Operating revenues

For the six months ended June 30, 2008, revenues amounted to $6.24 million, a decrease of $2.46 million compared to $8.69 million for the same period of the prior year. This decrease resulted from fewer product sales during the first six months of 2008 compared with the first six months of 2007 and less income from tax rebates and subsidies.

Revenues from product sales, services and tax refunds and subsidies are broken down below.

Revenues from product sales were $3.21 million for the six months ended June 30, 2008, representing a decrease of $1.99 million, compared with $5.20 million in revenues from product sales for the same period of the prior year

Revenues from services were $2.71 million for the six months ended June 30, 2008, representing an increase of $231,800 compared with $2.48 million in revenue from services for the same period of the prior year. The increase resulted from appreciation of the Remninbi against the U.S. dollar as we had the same number of service contracts in the first six months of 2008 that we had in the first six months of 2007.

For the six months ended June 30, 2008, revenues from tax refunds and subsidies totaled $310,511, a decrease of $698,465 compared with $1.01 million in tax refunds and subsidies for the same period of the prior year. Since our tax refunds are based on the amount of tax paid in the prior year, this decrease was due to less tax being paid in the period ended June 30, 2007 compared with the same period of the prior year.

Revenue backlog

Revenue backlog represents the total amount of unrecognized revenue associated with existing purchase orders for our products. Any deferral of revenue recognition is reflected as an increase in backlog as of the end of the current period. Revenue backlog from product sales as of June 30, 2008 was $10.43 million, an increase of $7.20 million compared to our revenue backlog from product sales of $3.23 million as of June 30, 2007. The increase was due to an increase in demand for our products. These purchase orders are not cancellable, and we expect to recognize revenue on all of the units under these contracts during 2008.

Cost of revenues

For the six months ended June 30, 2008, the total cost of revenues amounted to $1.90 million, a decrease of $349,406, compared to $2.25 million for the same period of the prior year. This decrease was due to fewer products sold in the period ended June 30, 2008 compared with the same period of the prior year.

Gross margin

As a percentage of total revenues, the overall gross margin decreased to 69.5% for the six months ended June 30, 2008 from 74.1% for the same period in the prior year. This decrease was due to the following combination of factors:

First, revenues from tax refunds and subsidies, which have negligible direct costs, were significantly lower in the six months ended June 30, 2008 compared with the same period of the prior year and represented a much smaller percentage of our total revenue. As a result, this had a negative impact on our gross margin for the period.

Second, our revenues from product sales in the six months ended June 30, 2008 included the sale of 3 LINAC units equipped with our MLC. In the same period of the prior year we sold only one LINAC/MLC unit. Since our own LINAC product is still in development, we currently purchase LINAC’s from a preferred supplier, attach and integrate our MLCs to the LINACs, and resell the combined units to our customers. For this reason, our gross margins are lower for LINAC/MLC sales compared with sales of GTS units, which we produce ourselves through our preferred manufacturing vendors. Once the development of our own LINAC unit is completed, we expect that our gross margin will increase on the sales of LINAC/MLCs.

Operating expenses

Sales and marketing expenses

Sales and marketing expenses mainly consist of salaries and related expenses for personnel engaged in sales, marketing and customer support functions and costs associated with advertising and other marketing activities. Sales and marketing expenses were $56,666 for the six months ended June 30, 2008, an increase of 34.29% or $14,470, compared to $42,196 for the same period of the prior year. This increase in sales and marketing expenses resulted from greater sales and marketing activity over the period compared with the same period of the prior year.

General and administrative expenses

General and administrative expenses amounted to $911,105 for the six months ended June 30, 2008, representing an increase of roughly $161,148, or 21.49%, compared to $749,957 for the same period of the prior year. The increase in general and administrative expenses resulted from an increase in the number of employees that were hired to facilitate and manage our rapid growth.

Research and development expenses

Research and development expenses are comprised primarily of employee compensation, materials consumed and experiment expenses for specific new product research and development, and any expenses incurred for basic research on advanced technologies. Research and development expenses were $205,395 for the six months ended June 30, 2008, an increase of $161,693 or 370% compared to $43,702 in the same period of the prior year. The increase was due to a greater amount of research and development activity over the period relating to new product development.

Income tax provision

For the six months ended June 30, 2008, the company’s income tax provision was $361,360, compared to $523,278 for the same period of the prior year, representing a decrease of $161,918. The decrease in income tax was due primarily to a lower taxable income resulting from fewer product sales and higher margins in the period compared with the same period of the prior year.

Net income

For the six months ended June 30, 2008, the company’s net income amounted to $2.90 million, a decrease of $2.06 million compared to $4.95 million for the same period of the prior year. This decrease was attributable to fewer product sales, lower gross margins and increased operating expenses in the period compared with the same period of the prior year.

Comprehensive income

For the six months ended June 30, 2008, the company’s comprehensive income, which reflects the change in foreign currency translations on net income, amounted to $3.90 million, a decrease of $1.23 million compared to $5.12 million for the same period of the prior year, or 24%. This decrease was attributable to fewer product sales, lower gross margins and increased operating expenses in the period compared with the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through the issuance of equity and cash flows from operations. We currently do not have any outstanding short-term or long-term debt. Our relatively high margins have historically provided us with sufficient cash to purchase various raw materials, meet our component inventory needs and pay our vendors. In addition, there are very few direct costs associated with our service business which further enhances our margins. We have longstanding, positive relationships with our vendors and have maintained favorable payment terms and believe that we will continue to maintain such favorable payment terms. Also, we believe that we can defer certain tax payments, if we choose to do so. We plan to raise additional equity capital that would help to finance a number of expansion initiatives including new product development.

As of June 30, 2008, the company had total assets of $24.01 million. Our cash was $881,747, accounts receivable were $11.15 million, prepayment and other receivables were $6.09 million and inventories were $1.10 million. Working capital was $15.64 million. The quick ratio was 4.31:1.

Comparison of six months ended June 30, 2007 and 2008

Net cash from operating activities totaled ($419,481) for the six months ended June 30, 2008, a decrease of $1.21 million from $788,400 for the same period in the prior year. This decrease resulted primarily from increased levels of accounts receivable and prepayments and other receivables.

The increase in accounts receivable was due to a combination of factors. First, the majority of our product sales and installations over the period occurred during the last month of the second quarter, whereas in same period of the prior year, the majority of our product sales occurred in the first quarter of the year. As a result of the short amount of time between the time of installation and the end of the period, our cash collection in the six months ended June 30, 2008 was lower than our cash collected over the same period of the prior year. Second, the heavy snowstorms and the massive earthquake that occurred in the first half of 2008 impacted several of our customers and their ability to make expected payments over the period. Due to our strong, long-standing relationships with the customers, we have extended their payment terms and are confident that we will collect all the money owed by these customers.

The increase in prepayments and other receivables was attributed to an increase in payments made to our manufacturing suppliers for parts and services needed to manufacture the radiotherapy units that comprise our backlog and construction costs paid on behalf of our landlord for our new building that will be offset against future lease payments.

Net cash used in investing activities was $14,630 and $6.63 million for the six months ended June 30, 2008 and 2007, respectively. The cash used by investing activities was primarily used to equip and decorate our new office facility.

Cash flows from financing activities amounted to ($301,551) and $6.34 million for the six months ended June 30, 2008 and 2007, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2008 was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Subsequent to the evaluation discussed in the preceding paragraph, we discovered additional information that indicated deficiencies in the controls and procedures we use to ensure that information we are required to disclose in our reports to the SEC is summarized and reported within the required periods. As a result of this additional information we believe that our disclosure controls and procedures are not effective and need to be improved. Despite the foregoing evaluation, we are unaware of any compromised accuracy in our financial statements.

There has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that we have been recruiting additional accounting personnel with knowledge and experience in U.S. generally accepted accounting principles and we have engaged a consultant to help us analyze, re-design and implement improved policies and procedures affecting our business.

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS.

(a)	Exhibits

Exhibit No.	Document Description

3.1	Articles of Incorporation, as revised (incorporated by reference to the exhibit to the registrant's annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 10, 2008)

3.2	Amended and Restated By-Laws (incorporated by reference to the exhibit to the registrant's annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 10, 2008)

4.1
Certificate of Designation for Series A Preferred Stock (incorporated by reference to the exhibit to the registrant's current report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2008)

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

HUIHENG MEDICAL, INC.

Dated: August 14, 2008	By:	/s/ Hui Xiaobing
Hui Xiaobing
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Richard Shen
Richard Shen
Chief Financial Officer (Principal Accounting and Financial Officer)