Form 10QSB/A
period 2007-09-30
HUIHENG MEDICAL, INC.
filed 2008-08-26
CIK 1353972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 2

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

EXPLANATORY NOTE

The undersigned registrant (“Registrant”) previously filed its Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007 on November 19, 2007 and filed an Amendment No. 1 on Form 10-QSB/A to such Quarterly Report on May 13, 2008. On July 7, 2008, the Registrant filed an Amendment No. 2 on Form S-1 to its registration statement on Form SB-2 (“Registration Statement”) with updated disclosure in response to SEC comments. The purpose of this Amendment No. 2 on Form 10-QSB/A is to conform the information contained in the financial statements and the Management’s Discussion and Analysis section to the disclosure provided in the Registration Statement.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

HUIHENG MEDICAL, INC.

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

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2007
(Unaudited)

ASSETS

CURRENT ASSETS:	Note	September 30, 2007
Cash		$539,964
Accounts receivable		7,409,091
Inventories	3	918,447
Amount due from a related party	9	584,207
Deferred income tax assets	12	19,594
Prepayments and other receivables	4	3,350,539

Total Current Assets		12,821,842

INVESTMENT IN AFFILIATE		58,235

PROPERTY, PLANT AND EQUIPMENT	5	3,486,520

INTANGIBLE ASSETS	6	874,085

DEFERRED INCOME TAX ASSETS, net of current portion	12	5,581

Total Assets		$17,246,263

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable		$692,934
Amount due to related parties	9	113,656
Income tax payable		134,892
Accrued liabilities and other payables	7	3,963,732

Total Current Liabilities		4,905,214

MINORITY INTEREST	8	982,856

Total Liabilities		5,888,070

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized;
Designated 300,000 shares of Series A convertible preferred stock;		267
266,666 shares issued and outstanding with liquidation preference of $9,999,975
Common stock, $0.001 par value; 74,000,000 shares authorized;		13,450
23,150,000 shares issued and 13,450,000 shares outstanding
Additional paid-in capital		7,723,698
Retained earnings		3,339,758
Accumulated other comprehensive income
Foreign currency translation gain		281,020

Total Stockholders' Equity		11,358,193

Total Liabilities, Minority Interest and Stockholders' Equity		$17,246,263

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

REVENUES	$2,489,897	$2,619,803	$11,186,180	$9,292,149

COST OF REVENUES	505,857	479,350	2,758,611	2,383,867

GROSS PROFIT	1,984,040	2,140,453	8,427,569	6,908,282

OPERATING EXPENSES:
Sales and marketing expenses	18,815	23,844	61,011	60,567
General and administrative expenses	331,618	226,639	1,081,575	738,498
Research and development costs	292,975	64,260	336,677	103,956

Total Operating Expenses	643,408	314,743	1,479,263	903,021

OPERATING INCOME	1,340,632	1,825,710	6,948,306	6,005,261

OTHER INCOME (EXPENSE):
Interest income	181	378	3,931	888
Equity in income / (losses) of affiliate	13,830	(7,455)	(7,727)	(2,020)

Total Other Income / (Expense)	14,011	(7,077)	(3,796)	(1,132)

NET INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	1,354,643	1,818,633	6,944,510	6,004,129

INCOME TAXES	207,060	300,728	730,338	919,426

NET INCOME BEFORE MINORITY INTEREST	1,147,583	1,517,905	6,214,172	5,084,703

MINORITY INTEREST	(106,061)	(32,432)	6,522	5,642

NET INCOME	1,253,644	1,550,337	6,207,650	5,079,061

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	117,838	4,921	285,718	12,811

COMPREHENSIVE INCOME	$1,371,482	$1,555,258	$6,493,368	$5,091,872

EARNINGS PER SHARE
- Basic	$0.09	$0.12	$0.47	$0.39

- Diluted	$0.08	$0.12	$0.39	$0.39

Weighted Common Shares Outstanding
- Basic	13,450,000	13,000,000 *	13,227,473	13,000,000	*

- Diluted	16,251,113	13,000,000 *	16,028,486	13,000,000	*

* As restated to reflect the reverse merger acquisition.

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2007
(Unaudited )

	Series A Preferred Stock $0.001 Par Value		Common Stock, $0.001 Par Value		Additional		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income	Stockholders' Equity

Balance, December 31, 2006			13,000,000	13,000	(1,616,554)	712,279	(4,698)	(895,973)

Recapitalization - reverse merger	266,666	267	450,000	450	(717)			-

Comprehensive income:
Net income						6,207,650		6,207,650
Foreign currency translation gain							285,718	285,718

Total comprehensive income								6,493,368

Contribution to capital, net					9,340,969			9,340,969

Payment for redemption of
common shares						(3,580,171)		(3,580,171)

Balance, September 30, 2007	266,666	$267	13,450,000	$13,450	$7,723,698	$3,339,758	$281,020	$11,358,193

See accompanying notes to the consolidated financial statements

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006

Cash flows from operating activities:
Net income	$6,207,650	$5,079,061
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	64,176	78,375
Amortization	55,212	136,567
Minority interest	6,522	5,642
Equity in losses of affiliate	7,727	2,020

Changes in assets and liabilities:
Accounts receivable	(4,759,791)	2,909,211
Inventories	706,228	(260,799)
Prepayments and other receivables	(564,021)	(189,225)
Accounts payable	54,950	(64,789)
Income tax payable	(692,936)	659,338
Amount due to related parties	112,594	-
Accrued liabilities and other payables	2,375,468	(2,039,727)

Net cash provided by operating activities	3,573,779	6,315,674

Cash flows from investing activities:
Capital expenditure of property, plant and equipment	(3,136,360)	(21,492)
Repayment of advances to third parties	-	540,213
Advances to third parties	-	(192,308)
Advances from related parties	138,970	1,010
Payments for the acquisiton of a subsidiary	(6,649,290)	(1,518,219)
Advances to related parties	(9,043)	(29,605)

Net cash used in investing activities	(9,655,723)	(1,220,401)

Cash flows from financing activities:
Contribution to capital	9,340,969	-
Payment for redemption of common shares	(3,494,836)	-
Dividend	-	(5,108,907)

Net cash from / (used in) financing activities	5,846,133	(5,108,907)

Net decrease in cash	(235,811)	(13,634)

Effect on change of exchange rates	437,736	206,391

Cash as of January 1	338,039	136,608

Cash as of September 30	$539,964	$329,365

Supplemental disclosures of non-cash information:

Interest paid	$-	$-
Income tax paid	$1,413,289	$273,436

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

In May 2007, Mill Basin entered into a share exchange agreement to acquire (i) all of the issued and outstanding shares of the common stock of Allied Moral in exchange for 13,000,000 shares of Mill Basin’s common stock, and (ii) all of the issued and outstanding Series A Convertible Preferred Stock of Allied Moral in exchange for 266,666 shares of Mill Basin’s Series A Preferred Stock. In connection with the share exchange, Mill Basin agreed to change its name to “Huiheng Medical, Inc.” Prior to the share exchange, Mill Basin had 10,150,000 shares of its common stock outstanding. In contemplation of the share exchange, Mill Basin shareholders contributed 9,700,000 common shares to treasury, resulting in 450,000 shares of Mill Basin's common stock outstanding immediately prior to the share exchange. Taking into account the 13,000,000 shares of Mill Basin common stock issued for the exchange with Allied Moral's shareholders, Mill Basin then had 13,450,000 shares of common stock issued and outstanding, of which 13,000,000 (96.65%) shares were held by Allied Moral's former shareholders, with the balance being held by Mill Basin shareholders. In addition, following the completion of the share exchange, 266,666 shares of Series A Preferred Stock were issued and outstanding, all of which were held by former holders of Allied Moral's Series A Convertible Preferred Stock.

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

The share exchange with Allied Moral was regarded as a reverse merger, since Allied Moral's former shareholders obtained control of Huiheng Medical, Inc. (formerly known as Mill Basin). As a result, Allied Moral was considered to be the acquirer for accounting purposes.

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

	Common Stock		Additional Paid-in
	Shares	Amount	Capital
Discount on capital issuance	-	$-	$(1,577,555)

Public company shares already outstanding on date of Merger (May 15, 2007), par value $0.001	10,150,000	10,150	-

Treasury stock	(9,700,000)	(9,700)	9,700

Shares issued on date of Merger (May 15, 2007), par value $0.001
- Common stock	13,000,000	13,000	(13,000)
- Series A convertible preferred stock	-	-	(267)

Contribution to capital, net
- Share premium	-	-	9,973,333
- Less: Transactions cost	-	-	(789,030)
- Elimination of Allied Moral	-	-	156,666

Absorb balances from Mill Basin	-	-	(36,149)

Reverse acquisition recapitalization adjustment, net	13,450,000	13,450	7,723,698

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts, sales returns, trade discounts and value added tax. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial conditions. The Company provided an allowance of $4,614 for doubtful accounts as at September 30, 2007.

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

Property, plant and equipment

Property, plant and equipment are recorded at cost less accumulated depreciation. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to general and administrative expenses as incurred. Depreciation of property, plant and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives ranging from three to twenty years. Building improvements are amortized on a straight-line basis over the estimated useful life. Depreciation of property, plant and equipment are stated at cost less accumulated depreciation. Upon sale or retirement of property, plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations. Construction in progress represents the costs of property, plant and equipment under construction or installation. The accumulated costs are reclassified as property, plant and equipment when installation or construction is completed. All borrowing costs, which include interest and foreign exchange differences incurred that are attributable to qualifying assets, are capitalized as cost of construction in progress. Capitalization of borrowing costs ceases when the construction is completed and the constructed or installed asset is ready for its intended use. The estimated useful lives of the assets are as follows:

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

Investment in affiliate

The Company owns a 50% equity interest of Beijing Kbeta and is accounted for the investment using the equity method of accounting. The equity method is utilized as the Company has the ability to exercise significant influence over the investee, but does not have a controlling financial interest.

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

The average monthly exchange rates for three months ended September 30, 2007 and the closing rate as of September 30, 2007 were Rmb 7.6530 and Rmb 7.5196 to one USD, respectively. The average monthly exchange rates for three months ended September 30, 2006 and the closing rate as of September 30, 2006 were Rmb 7.9976 and Rmb 7.9040 to one USD, respectively.

Comprehensive income

The Company has adopted SFAS No. 130 Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statements of Income and the Consolidated Statement of Stockholders’ Equity.

Earnings per share

Basic earnings per share are computed on the basis of the weighted-average number of shares of our common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted-average number of shares of our common stock plus the effect of dilutive potential common shares outstanding during the period using the if-converted method. Dilutive potential common shares include Series A Convertible Preferred Stock.

The following table sets forth the computation of basic and diluted net income per share:

	For the Nine Months Ended September 30
	2007	2006

Net income	6,207,650	5,079,061

Weighted average outstanding shares of common stock	13,227,473	13,000,000
Dilutive effect of Convertible Preferred Stock	2,801,113	-
Diluted weighted average outstanding shares	16,028,586	13,000,000

Earnings per share:
Basic	0.47	0.39
Diluted	0.39	0.39

The weighted-average number of common shares outstanding during the period from January 1, 2006 through the May 2007 share exchange is based on the number of shares of Allied Moral multiplied by the exchange ratio in the merger agreement. The weighted-average number of common shares outstanding from the acquisition date through September 30, 2007 is based upon the actual number of shares outstanding during the period.

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

NOTE 3 - INVENTORIES

At September 30, 2007, inventories consisted of the following:

Raw materials	$450,541
Work-in-progress	467,906
$918,447

Final assembly of our products, including installation of radioactive source materials, is conducted on site at our customer locations. Our products are not considered to be finished good (available for sale in the normal course of business) until such time as the source material is installed in the units.

NOTE 4 -PREPAYMENTS AND OTHER RECEIVABLES

At September 30, 2007, prepayments and other current assets consisted of the following:

Prepayments to suppliers	$2,262,033
Advances to third parties (a)	840,737
Other receivables
- VAT tax refund	99,455
- loan or advance to staff for business traveling	102,431
- utilities and rental deposit	12,023
- prepaid expenses made by director	6,649
- tax deposits	8,088
- others	19,123
$3,350,539

(a)
Advances to third parties represent unsecured, interest-free advances due from Shenzhen Hui Xin Nano Technology Development Company Limited (“Hui Xin”) and advances due from Shenzhen Jiancheng Investment Co., Ltd ("Jiancheng").

The balance due at September 30, 2007 of $175,808 resulted from advances made during prior periods in contemplation of a business acquisition of Hui Xin which has since been abandoned. All the advances outstanding at September 30, 2007 are repayable to the Company in accordance with a fixed repayment schedule beginning in June 2008.

The balance due at September 30, 2007 of $664,929 resulted from advances made to Jiancheng, a distributor of the Company’s products, in prior periods also in contemplation of a business acquisition which has since been abandoned. Pursuant to an agreement, Jiancheng has agreed to repay the advances during the periods from June to December 2008.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

At September 30, 2007, property, plant and equipment consisted of the following:

Building improvements	$156,368
Buildings	100,224
Production equipment	398,043
Furniture, fixture and office equipment	173,114
Motor vehicles	170,056
Construction in progress	3,058,023
$4,055,828
Less: Accumulated depreciation	(569,308)
$3,486,520

Depreciation expense is included in the consolidated statements of income. For the nine months ended September 30, 2007 and 2006, depreciation expenses were $64,176 and $78,375, respectively.

Construction in progress included costs associated with the refurbishment of the new office. Building which was completed in early 2008.

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

For the nine months ended September 30, 2007 and 2006, amortization expense was $55,212 and $136,567.

NOTE 7 - ACCRUED LIABILITIES AND OTHER PAYABLES

At September 30, 2007 accrued liabilities and other payables consisted of the following:

Accrued expenses	$257,524
Accrued payroll and welfare	235,221
Value added tax, other taxes payable	468,422
Deposits	3,002,565
$3,963,732

NOTE 8 - MINORITY INTEREST

Minority interest represents the share of 25% equity interest of Shenzhen Hyper owned by Shenzhen OUR International Limited.

NOTE 9 - RELATED PARTY TRANSACTIONS

(a)	A summary of significant related party transactions occurring during the nine months ended September 30, 2007 is as follows:

Shenzhen Huiheng Industry Co., Ltd. ("Huiheng Industry")

During the nine months ended September 30, 2007, the Company advanced $9,043 to Huiheng Industry for working capital purposes and Huiheng Industry advanced $138,970 to the Company for consulting services. Huiheng industry is owned by Mr. Hui Xiaobing.

Changdu Huiheng Acquisition

In August 2006, the Company acquired its ownership interest in Changdu Huiheng from Huiheng Industry and Mr. Hui Xiaobing for total consideration of $6,269,699 based upon the exchange rate on the acquisition date. The purchase consideration was paid during 2007 and amounted to $6,649,290 (as adjusted for exchange rates in effect as of the date paid).

Share Redemption

In February 2007, prior to the share exchange agreement with Mill Basin, the company redeemed 957,265 common shares held by Clear Honest International Limited (“Clear Honest”), an entity owned by Mr. Hui Xiaobing, for $3,584,744. Amounts paid during 2007 related to the redemption totaled $3,494,836.

(b)	A summary of related party receivables at September 30, 2007 follows:

Amounts due from a related party at September 30, 2007 includes amounts due from Huiheng Industry related to the original acquisition of Changdu Huiheng in 2004 together with working capital advances made during 2007 and 2006. Amounts due from Huiheng Industry are payable pursuant to contractual agreements.

A summary of related party payables at September 30, 2007 follows:

Hui Xiaobing	$1,062
Clear Honest International Limited (i)	112,594
$113,656

(i)
Amounts due to Clear Honest at September 30, 2007 represent the remaining balance due pursuant to the 2007 share redemption ($94,908), as well as advances related to the acquisition of Changdu Huiheng.

NOTE 10 -STOCKHOLDERS' EQUITY AND RETAINED EARNINGS

(a)	Stockholders’ Capital

The Company has authorized 74,000,000 shares of Common stock. As of September 30, 2007, 23,150,000 shares were issued and 13,450,000 shares were outstanding.

The Company has authorized 1,000,000 shares of Preferred stock, with 300,000 shares designated as Series A convertible preferred stock. As of September 30, 2007, 266,666 shares were issued and outstanding with liquidation preference of $9,999,975.

During 2008, the Company modified the terms of its Series A Convertible Preferred Stock. The modifications:

-	removed the redemption provisions,
-
revised the dividend provisions whereby dividends are only payable on a liquidation event and would not be payable in the event of a voluntary conversion or an automatic conversion on a qualifying public offering,

-	authorized stock dividends as long as the preferred stock conversion ratio is adjusted’ and
-	removed the requirement for an automatic conversion in the event of a public offering

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

Private placement

In February 2007, Allied Moral issued 2,666,666 shares of its Series A preferred stock at stated value of $3.75 per share for gross proceeds of approximately $10,000,000. Net proceeds to the Company after deducting offering expenses, resulted in a capital contribution of $9,340,969.

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

Statutory Public Welfare Reserve

In accordance with PRC Company Law, Changdu Huiheng appropriated 5% of the profit arrived at for each year to the statutory public welfare reserve prior to December 31, 2005. No statutory public welfare reserve is mandatory after December 31, 2005. Appropriation to the statutory public welfare reserve by Changdu Huiheng is based on profit arrived at under PRC accounting standards for business enterprises for each year.

The statutory public welfare reserve fund can only be utilized for capital items for the collective benefit of Changdu Huiheng’s employees such as construction of dormitories, canteens and other staff welfare facilities. This fund is non-distributable other than on liquidation. The transfer to this fund must be made before distribution of any dividends.

According to PRC Company Law, a Foreign Investment Enterprise is not required to make a provision for statutory public welfare reserve.

NOTE 11 - SEGMENT REPORTING

The Group has two reportable segments: products and services.

The following table presents information about the Company's operating segments for the periods ended September 30, 2007 and 2006:

	September 30, 2007	September 30, 2006	Annual % change
Revenues:
Products	$5,962,835	$5,076,309	17.46%
Services	3,748,530	3,462,758	8.25%
Other	1,474,815	753,082	95.84%
	$11,186,180	$9,292,149	20.38%

	September 30, 2007	September 30, 2006	Annual % change
Operating income:
Products	$3,422,553	$2,931,395	16.76%
Services	3,445,618	3,207,886	7.41%
Other	1,474,815	$753,082	95.84%
	$8,342,986	$6,892,363	21.05%
Corporate expenses	1,394,680	887,102	57.22%
Operating income	6,948,306	6,005,261	15.70%

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

Management considers many factors when assessing the likelihood of future realization of deferred tax assets, including but not limited to future reversals of temporary differences, recent cumulative earnings experience and expectations of future taxable income, tax planning opportunities and other relevant factors. Based on management's assessment, it is more likely than not that deferred tax assets will be realized and a valuation allowance is not necessary.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Comparison of nine months ended September 30, 2006 and 2007

Operating revenues

For the nine months ended September 30, 2007, revenues amounted to $11.19 million, an increase by $1.90 million, compared to $9.29 million for the same period of the prior year, representing a 20.38% increase. This increase was primarily due to more unit installations during the first nine months of 2007 compared to the first nine months of 2006.

Revenues from product sales totaled $5.96 million for the nine months ended September 30, 2007, representing an increase by $886,526 compared with $5.08 million in revenues generated from product sales and services for the same period of the prior year. This increase was due to more unit installations during the first nine months of 2007 compared to the first nine months of 2006.

Revenues from services totaled $3.75 million for the nine months ended September 30, 2007, an increase of $285,772 compared to $3.46 million for the same period of the prior year. For the nine months ended September 30, 2007 and 2006, we managed a total of 26 service contracts. Of the 26 contracts, three were signed at the beginning of the second quarter of 2006. As a result, we generated revenue on those contracts over the entire nine months ended September 30, 2007 and for only six out of nine months for the same period of the prior year.

For the nine months ended September 30, 2007, revenues from tax refunds and subsidies totaled $1.47 million, representing an increase by $721.733 compared with $753,082 in revenues generated from tax refunds and subsidies over the same period of the prior year. This increase in tax refunds and subsidies was due our having a higher taxable income in 2006 compared to 2005, which resulted in our paying more tax in 2006 and receiving larger refunds and subsidies in 2007.

Cost of revenues

For the nine months ended September 30, 2007 the total cost of revenues amounted to $2.76 million, an increase by $374,744 or 16% compared to $2.38 million for the same period of the prior year. This increase in costs was due to increases in orders and installations.

Gross margin

As a percentage of revenues, the overall gross margin increased to 75%, for the nine months ended September 30, 2007, from 74% for the same period in the prior year. This slight increase was due the increase of tax refunds and subsidies for the first nine months of 2007 compared with the first nine months of 2006.

Operating expenses

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries and related expenses for personnel engaged in sales, marketing and customer support functions along with the costs of advertising and other marketing activities.

Sales and marketing expenses were $61,000 for the nine months ended September 30, 2007, an increase of roughly $400 compared to $60,600 for the same period of the prior year.

General and administrative expenses

General and administrative expenses amounted to $1.08 million for the nine months ended September 30, 2007, representing an increase of roughly $343,000, or 46%, compared to $738,500 for the same period of the prior year. The increase in general and administrative expenses was due primarily to increased expenses associated with human resources, increased administrative expenses resulting from our growth over that period and from additional expenses resulting from becoming a publicly listed company in the U.S.

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

Comparison of three months ended September 30, 2006 and 2007

Operating revenues

For the three months ended September 30, 2007, revenues amounted to $2.49 million, a decrease by $129,906 compared to $2.62 million for the same period of the prior year. This decrease resulted from delayed installation dates of units sold. We anticipate those units will be installed during the next quarter at which time we will recognize the revenue to be generated.

Revenues from product sales totaled $758,843 for the three months ended September 30, 2007, representing a decrease of $217,134 compared to $975,977 in revenues from product sales for the same period of the prior year.

Revenues from services totaled $1.27 million for the three months ended September 30, 2007, representing an increase of $61,746 compared to $1.20 million in revenues from services for the same period of the prior year. The increase resulted from appreciation of the Remninbi against the U.S. dollar as we had the same number of service contracts in the third quarter of 2007 as we had in the third quarter of 2006.

For the three months ended September 30, 2007, revenues from tax refunds and subsidies totaled $465,839, representing an increase of $25,482, or 5.8%, over the $440,357 in tax refunds and subsidies for the same period of the prior year. This increase in tax refunds and subsidies was due our having a higher taxable income in 2006 compared to 2005, which resulted in us paying more tax in 2006 and receiving larger refunds and subsidies in 2007.

Cost of revenues

For the three months ended September 30, 2007 the total cost of revenues amounted to $505,857, an increase by $26,507 compared to $479,350 for the same period of the prior year. This increase was due to a sale of a LINAC and multi-leaf collimeter (MLC) unit over that period, a device that has a relatively high cost of revenues.

Gross margin

As a percentage of revenues, the overall gross margin decreased to 80% for the three months ended September 30, 2007 from 82% for the same period in the prior year. This decrease was due to the cost structure of the units installed over that period. Because we are in the process of developing our LINAC unit, we presently integrate our MLC with a LINAC unit purchased from one of our preferred vendors. Once we finish the development of our LINAC unit, we anticipate sales of our integrated LINAC and MLC to achieve a higher gross profit margin.

Operating expenses

Sales and marketing expenses

Sales and marketing expenses mainly consist of salaries and related expenses for personnel engaged in sales, marketing and customer support functions and costs associated with advertising and other marketing activities.

Sales and marketing expenses were $18,800 for the three months ended September 30, 2007, a decrease of 21% or roughly $5,000, compared to $23,800 for the same period of the prior year.

General and administrative expenses

General and administrative expenses amounted to $331,600 for the three months ended September 30, 2007, representing an increase of roughly $105,000, or 46%, compared to $226,600 for the same period of the prior year. The increase in general and administrative expenses resulted from increasing our expenditures on human resources over that period.

Research and development expenses

Research and development expenses are comprised mostly of employee compensation, materials consumed and experiment expenses for specific new product research and development, and any expenses incurred for basic research on advanced technologies. Research and development expenses were presented on the statement of income as $293,000 for the three months ended September 30, 2007, an increase of $228,700 or 356% compared to $64,300 in the same period of the prior year. The increase is attributed to expenses associated with the development of new products including our next generation SGS unit and our LINAC unit.

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

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has financed its operations primarily through the issuance of equity and cash flows from operations.

As of September 30, 2007, the Company had total assets of $17.25 million, of which cash amounted to $539,964, accounts receivable amounted to $7.41 million, prepayment and other receivables amounted to $3.35 million and inventories amounted to $918,447. Working capital was $7.9 million. The quick ratio was 2.43:1.

Comparison of nine months ended September 30, 2006 and 2007

Net cash from operating activities totaled $3.57 million for the nine months ended September 30, 2007, a decrease by $2.75 million compared to $6.32 million for the same period in the prior year. This decrease resulted primarily from the following changes in the operating assets and liabilities:

•	$4.76 million increase in accounts receivable;

•	$706,228 decrease in inventories;

•	$564,021 increase in prepayments and other receivable;

•	$54,950 increase in accounts payable;

•	$692,936 decrease in tax payable;

•	$2.38 million increase in accrued liabilities and other payables;

Cash collected from accounts receivable for the nine months ended September 30, 2007 was significantly lower than cash collected from accounts receivables for the nine months ended September 30, 2006. This was due to an abnormal, large accounts receivable payment made by one of the company’s major customers during the nine months ended September 30, 2006.

Net cash used in investing activities was $9.65 million and $1.22 million for the nine months ended September 30, 2007 and 2006, respectively. The cash used by investing activities for the nine months ended September 30, 2007 was used to equip our new office facility into which we moved to support our growing operations and to repay advances to related parties.

Cash flows provided by financing activities amounted to $5.85 million and ($5.11) million for the nine months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007, cash flows generated by financing activities consisted of $9.34 million of contributed capital and ($3.49) million as a payment for redemption of common shares.

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

10.6	Amendment to Investors’ Rights Agreement (incorporated by reference to the exhibit to the Amendment No. 2 on Form S-1 to Form SB-2 filed with the Securities and Exchange Commission on July 7, 2008)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUIHENG MEDICAL, INC.

Dated: August 25, 2008	By:	/s/ Hui Xiaobing
Hui Xiaobing
Chief Executive Officer (Principal Executive Officer)