Form 10KSB/A
period 2007-12-31
HUIHENG MEDICAL, INC.
filed 2008-08-26
CIK 1353972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 2

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

None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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

State issuer’s revenues for its most recent fiscal year: $16,203,566.

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

Transitional Small Business Disclosure format (check one): Yes ☐ No ☑

EXPLANATORY NOTE

Huiheng Medical, Inc. (“Registrant”) previously filed its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 on April 10, 2008 and filed an Amendment No. 1 on Form 10-KSB/A to such Annual Report on April 22, 2008.

On July 7, 2008, the Registrant filed an Amendment No. 2 on Form S-1 to its registration statement on Form SB-2 (“Registration Statement”) with updated disclosure in response to SEC comments. The purpose of this Amendment No. 2 on Form 10-KSB/A is: (1) to conform the information contained in the following sections of the Annual Report to the disclosure provided in the Registration Statement: (i) Item 1: Description of Business, (ii) Item 6: Management’s Discussion and Analysis of Financial Condition and Results of Operations, (iii) Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act, (iv) Item 12: Certain Relationships and Related Transactions, and (v) the Financial Statements and the Notes to the Financial Statements; (2) to provide for revised disclosure with respect to 2007 earnings per share in the Income Statement and in Note 3 to the Financial Statements; and (3) to include its Management’s Report on Internal Control Over Financial Reporting and updated disclosure regarding Evaluation of Disclosure Controls and Procedures and Changes in Internal Controls Over Financial Reporting as set forth in Item 8A: Controls and Procedures.

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

We design and sell precision radiotherapy equipment used for the treatment of cancerous tumors in the People’s Republic of China (“PRC” or “China”). Our products include a patented line of gamma treatment systems (“GTS”) that accurately deliver well-defined conforming doses of radiation to the target tissue and a multileaf collimator (“MLC”) used in conjunction with a linear accelerator for radiation therapy applications. We currently have 15 patents issued in the PRC, one patent issued in the U.S., one patent issued in the European Union and additional patent applications which cover our product line.

Our primary customers are hospital equipment investors, with hospitals and clinics as end users. In addition to providing precision radiotherapy equipment, we also offer our customers comprehensive post-sales services for our products as well as products manufactured by others. These services include radioactive cobalt source replacement and disposal, medical expert training, clinical trial analysis, patient tumor treatment analysis, software upgrades and patient care consulting.

Our revenues increased from $12.7 million in 2006 to $16.2 million in 2007. Our net income increased from $6.8 million in 2006 to $9.0 million in 2007.

Our operating subsidiaries were founded in 2001 by Mr. Hui Xiaobing, our Chairman and a pioneer in the GTS industry in the PRC. Mr. Hui served as president and Chairman of Shenzhen OUR Technology, Co., Ltd., the first PRC company to develop a gamma treatment system. Mr. Hui is also the former CEO of Everbright Securities, a major Chinese financial institution.

Our Strategies

Our goal is to gain greater market share for our GTS products, by pursuing the following strategies:

•	continuing to offer high quality, competitively priced products and services;

•	broadening our product offering and improving our existing technologies;

•	expanding our sales and distribution force in the PRC;

•	exploring opportunities to develop international markets in South America, Eastern Europe and Southeast Asia; and

•	expanding our product portfolio through relationships with foreign medical equipment technology leaders.

Our Strengths

We believe, based solely on management’s knowledge of our industry, that we are a leader in the GTS market in the PRC. We consider our core competitive strengths to be:

•	experienced leadership;

•	strong customer relationships and network;

•	proprietary technology with patent protection;

•	high quality product line;

•	strong gross margins and pricing flexibility;

•	consistent, high quality post-sale customer service and support;

•	experienced research and development team; and

•	strong R&D partnerships with Beijing University, China Science & Technology University and Public Healthcare Institute of Jilin University.

Our Industry

The market for medical equipment and supplies in the PRC is segmented into geographical regions. Hospitals with greater spending power tend to be located in large towns and cities in the eastern part of the PRC, where rapid economic growth has taken place during the last two decades and where the population tends to have higher income. Medical equipment and supplies distribution is a very specialized and localized business sector in the PRC. Distributors of medical equipment and supplies operate in the PRC within relatively small and geographically dispersed markets, each based in a wealthy eastern city to cover the surrounding areas, with few distributors willing or able to cover the entire country. Most distributors focus on the PRC’s eastern cities, where the bulk of purchasing power is concentrated, while the western part of the PRC has very limited coverage. The fact that different areas of the PRC have their own medical and insurance practices, purchasing policies and regulatory issues further increases the complexity of medical equipment and supplies distribution in the PRC.

The PRC’s aging population, the popularization of private hospitals and clinics and growing demand for high-quality medical equipment and efficient healthcare services are some of the key factors contributing to the growth of the medical equipment market in the country. Additionally, initiatives by the government, such as reforms in the national healthcare system, are also fueling growth in the industry.

The PRC Radiotherapy Market

The Ministry of Health identified cancer as the leading cause of death in the PRC for the years 2005, 2006 and 2007. To the extent that cancer-related illness and death are caused by environmental factors, the air and water pollution associated with the PRC’s rapid industrial expansion are expected to increase the rate of both. As a result, effective treatment of cancer is a high priority for the PRC healthcare system.

Radiotherapy is used in approximately 50% of all cancer treatments worldwide. The United States has 13 radiotherapy units per million people. The World Health Organization recommends 6 radiotherapy units per million people for “developed” countries. The PRC remains well below the recommended threshold. In 2007, there was less than one radiotherapy unit per million people in the PRC.

The PRC radiotherapy industry has the following characteristics:

•	consolidation of the market as small suppliers find it difficult to compete;

•	high degree of government regulation with respect to unit pricing;

•	large discrepancy between the need for and access to radiation oncology systems; and

•	high barriers to entry due to both high technology requirements and established relationships.

Trends in the radiotherapy market in the PRC include:

•	increasing ability of the PRC medical community to detect cancer at treatable stages;

•	increasing acceptance of the use of Western style medicine and treatment approaches;

•	emerging middle class with increased financial ability to pay for medical procedures and improved cancer care; and

•	government indications to increase permissible spending on medical equipment procurement.

Corporate Structure

We are a Nevada holding company and conduct all of our business through our operating subsidiaries as described in the chart below. We own 100% of the equity interest of Allied Moral Holdings, Ltd. (“Allied Moral”), a British Virgin Islands company that, in turn, owns 100% of the equity interest of Tibet Changdu Huiheng Development Company, Ltd. (“Changdu Huiheng”), a Tibetan holding company that, in turn, directly owns 100%, 75% and 50%, respectively, of our operating subsidiaries, Wuhan Kangqiao Medical New Technology Company, Ltd. (“Wuhan Kangqiao”), a PRC company, Shenzhen Hyper Technology Company, Ltd. (“Shenzhen Hyper”), a PRC company and Beijing Yuankang Kbeta Nuclear Technology Co., Ltd. (“Beijing Kbeta”), a PRC company. Wuhan Kangqiao focuses on research and development and managing production of the Head Gamma Treatment System and Body Gamma Treatment System. Shenzhen Hyper focuses on research and development and production management of the Super Gamma System and our multileaf collimator product that is used in conjunction with a linear accelerator for cancer treatment. Beijing Kbeta focuses on installation and replacement of the Cobalt 60 radioactive sources used in our GTS products. The remaining equity interests in Shenzhen Hyper and Beijing Kbeta are owned by unrelated, unaffiliated parties.

Previous Operations

Prior to a change of control transaction in September 2006, we were engaged in the business of importing molding and door components and our corporate name was Pinewood Imports, Ltd. In September 2006, we changed our corporate name to Mill Basin Technologies, Ltd. In May 2007, we were subject to another change of control transaction, in which we acquired Allied Moral.

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

Our business depends on the continued growth of the radiotherapy equipment industry in the PRC. We operate in an industry characterized by technological change, short product life cycles and margin pressures. It is possible that innovations in the treatment of tumors or improvements in radiotherapy equipment developed by others will make our products uncompetitive, reducing our revenues and profits.

We do not have long-term purchase commitments from customers and have to rely on maintaining a steady stream of new orders for our products.

Our medical equipment is generally sold one unit at a time to a particular hospital or clinic and they generally do not reorder our products. As a result, the continued growth of our business involves making sales to an increasing number of new hospitals and clinics each year. The failure to find and sell to a significant number of new end users each year would limit our revenues and profits.

We also make significant decisions related to production schedules, component procurement commitments, facility requirements, personnel needs and other resource requirements, based upon our estimates of future sales. Because many of our costs and operating expenses are fixed, a reduction in customer demand would reduce our gross margins and operating results. Additionally, from time to time, we may purchase quantities of supplies and materials greater than required by customer orders to secure more favorable pricing, delivery or credit terms. These purchases could expose us to losses from cancellation costs, inventory carrying costs or inventory obsolescence if the expected demand does not materialize, and hence adversely affect our business and operating results.

The price and the sales of our products may be adversely affected by reductions in treatment fees by the Chinese government.

Treatment fees for our radiotherapy systems are subject to prices set by provincial governments in China, and these prices can be adjusted downward or upward from time to time. If the treatment fees for our products are reduced by the government, some customers may be discouraged from buying our products, which would reduce our sales. We may need to decrease the price of our products to provide our customers acceptable financial returns on their purchases. Our business or results of operations may be adversely affected by a reduction in treatment fees for our products in the future.

Failure to optimize our sourcing activities and cost structure could materially increase our expenses, causing a decline in our margins and profitability.

We strive to utilize our suppliers of parts and manufacturing services in an efficient manner. The efficiency of our operations depends in part on our success in accurately forecasting demand for our products and planning component parts and outsourced manufacturing services for new products that we intend to produce. Failure to optimize our sourcing activities and cost structure could materially and adversely affect our business and operating results.

Moreover, our cost structure is subject to fluctuations from inflationary pressures. China is currently experiencing dramatic growth in its economy. This growth may lead to continued pressure on wages and salaries that may exceed increases in productivity. In addition, these pressures may not be compensated for and may be exacerbated by exchange rate movements.

Our business is subject to intense competition, which may reduce demand for our products and materially and adversely affect our business, financial condition, results of operations and prospects.

The medical equipment market is highly competitive, and we expect the level of competition to remain at its current level or intensify. We face direct competition in China and will do so in other markets should we expand internationally. This competition is across all product lines and at all price points. Our competitors also vary significantly according to business segment. For domestic sales, our competitors include publicly-traded and privately-held multinational companies, as well as domestic Chinese companies. For international sales, which we are planning to commence in the near future, our competitors are primarily publicly-traded and privately-held multinational companies. We also face competition in international sales from companies that have local operations in the markets in which we sell our products.

Some of our larger competitors, especially the multinational companies, have, among them:

•	greater financial and other resources;

•	a larger variety of products that have received regulatory approvals;

•	more extensive research and development and technical capabilities;

•	patent portfolios that may present an obstacle to our conduct of business;

•	greater knowledge of local market conditions where we seek to increase our international sales;

•	stronger brand recognition; and

•	larger sales and distribution networks.

As a result, we may be unable to offer products similar to, or more desirable than, those offered by our competitors, market our products as effectively as our competitors or otherwise respond successfully to competitive pressures. In addition, our competitors may be able to offer discounts on competing products as part of a “bundle” of non-competing products, systems and services that they sell to our customers, and we may not be able to match those discounts while remaining profitable. Furthermore, our competitors may develop technologies and products that are more effective than ours or that render our products obsolete or uncompetitive. In addition, the timing of the introduction of competing products into the market could affect the market acceptance and market share of our products. Our failure to compete successfully could materially and adversely affect our business, financial condition, results of operation and prospects.

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

In addition, we believe that corrupt practices in the medical equipment industry in China still occur, although it is difficult to quantify. To increase sales, certain manufacturers or distributors of medical equipment may pay kickbacks or provide other benefits to hospital personnel who make procurement decisions. Our company policy prohibits these practices. As a result, as competition intensifies in the medical equipment industry in China, we may lose sales, customers or contracts to competitors who engage in these practices, and there may be no remedy we can pursue to prevent this.

We may fail to effectively develop and commercialize new products, which would materially and adversely affect our business, financial condition, results of operations and prospects.

Our success depends on our ability to anticipate technology development trends and to identify, develop and commercialize in a timely and cost-effective manner new and advanced products that our customers demand. Moreover, it may take an extended period of time for our new products to gain market acceptance, if at all. Furthermore, as the life cycle for a product matures, the average selling price generally decreases. Although we have previously offset the effect of declining average sales prices through increased sales volumes and reductions in outsourced manufacturing costs, we may be unable to continue to do so. Lastly, during a product’s life cycle, problems may arise regarding regulatory, intellectual property, product liability or other issues which may affect its continued commercial viability.

Whether we will be successful in developing and commercializing new products will depend on our ability to:

•	obtain regulatory clearances or approvals in a timely and cost efficient manner;

•	optimize our procurement processes to control costs;

•	manufacture and deliver quality products in a timely manner;

•	increase customer awareness and acceptance of our new products;

•	compete effectively with other medical equipment companies;

•	price our products competitively; and

•	effectively integrate customer feedback into our research and development planning.

If we fail to obtain or maintain applicable regulatory clearances or approvals for our products, or if such clearances or approvals are delayed, we will be unable to distribute our products in a timely manner, or at all, which could significantly disrupt our business and materially and adversely affect our sales and profitability.

The sale and marketing of our products are subject to regulation in the PRC and in most other countries where we intend to conduct business. For a significant portion of our products, we need to obtain and renew licenses and registrations with the PRC State Food and Drug Administration, or SFDA, and its equivalent in other markets. The processes for obtaining regulatory clearances or approvals can be lengthy and expensive, and the results are unpredictable. We recently experienced unexpected delays in obtaining regulatory approval for our HGTS and MLC products. We believe these delays resulted from a combination of the reorganization of the SFDA within the PRC Ministry of Health and greater scrutiny of pending applications by the SFDA following corruption charges against previous administrators. Based on our review of announced approvals, we believe that no new applications for medical equipment incorporating advanced technologies have been approved in almost two years, and we cannot be certain how long the additional delays will be. In addition, the relevant regulatory authorities may introduce additional requirements or procedures that could have the effect of delaying or prolonging the regulatory clearance or approval for our existing or new products. For example, in 2007 the SFDA introduced a new safety standard to its approval process for new medical equipment which we believe has increased the typical time period required to obtain approval by approximately three months. If we are unable to obtain clearances or approvals needed to market existing or new products, or obtain such clearances or approvals in a timely fashion, our business would be significantly disrupted, and our sales and profitability could be materially and adversely affected.

In particular, as we enter foreign markets, we lack the experience and familiarity with both the regulators and the regulatory systems, which could make the process more difficult, more costly, more time consuming and less likely to succeed.

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

In addition, the management of our growth will require, among other things:

•	enhancement of our research and development capabilities;

•	stringent cost controls;

•	adequate working capital and financial resources;

•	strengthening of financial and management controls and information technology systems;

•	increased marketing, sales and sales support activities; and

•	hiring and training of new personnel.

If we are not able to manage our growth successfully, our business and prospects would be materially and adversely affected.

If we are unable to effectively and efficiently improve and maintain our controls and procedures, there could be a material adverse effect on our operations or financial results.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002. These requirements may place a strain on our systems and resources, especially as we grow into other markets and develop our own manufacturing capabilities. The Securities Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are currently reviewing and further documenting our internal control procedures. We expect to devote significant resources to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, in July 2008 we determined that our controls and procedures needed to be improved to ensure that the information required to be disclosed by us in the reports that we file and furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and regulations. The significant deficiencies we have found include: (1) lack of sufficient staff with appropriate knowledge, experience, and training in the application of U.S. GAAP, and (2) needed improvement in our enterprise risk management system to address enterprise risk and internal policies over enterprise level controls.

Because of these deficiencies in our controls and procedures, we are undertaking the following remedial measures to: (1) recruit accountants with appropriate knowledge and experience in U.S. GAAP and arrange for the training of our accounting department staff in the application of U.S. GAAP, and (2) work with professional advisors to analyze, re-design and remediate key internal controls over financial reporting in order to standardize internal policies and procedures.

Any failure to implement and maintain the improvements in the controls over our financial reporting, or difficulties encountered in the implementation of these improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls to address these identified deficiencies could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

Compliance with rules and regulations concerning corporate governance may be costly, which could harm our business.

We will continue to incur significant legal, accounting and other expenses to comply with regulatory requirements. The Sarbanes-Oxley Act of 2002, together with rules implemented by the Securities and Exchange Commission has required and will require us to make changes in our corporate governance, public disclosure and compliance practices. In addition, we have incurred significant costs and will continue to incur costs in connection with ensuring that we are in compliance with rules promulgated by the Securities and Exchange Commission regarding internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Compliance with these rules and regulations has increased our legal and financial compliance costs, which have had, and may continue to have, an adverse effect on our profitability.

We extend credit to our customers and may not be able to collect all receivables on a timely basis, and our inability to collect such receivables would have an adverse effect on our immediate and long-term liquidity.

The typical terms on which we sell our products provide for the customer to make a deposit at the time that the order is placed and to make progress payments at various stages of the manufacturing, shipping, installation and testing process, typically with the final 10% payment due 12 months after the customer accepts the product as meeting the specifications. Customers frequently pay slower than the terms established in our agreements. Legal action is available, but the time it takes and the outcome of any litigation is inherently uncertain, particularly in the PRC, where the civil justice system continues to evolve. Should we be unable to collect on these accounts, it would reduce our liquidity and profitability.

We generate a significant portion of our revenues from a small number of products, and a reduction in demand for any of these products could materially and adversely affect our financial condition and results of operations.

We derive a substantial percentage of our revenues from a small number of products. We currently have just four products in our portfolio, and we added the fourth product, our MLC, in 2007. As a result, continued market acceptance and popularity of these products is critical to our success. A reduction in demand due to, among other factors, the introduction of competing products, the entry of new competitors, or customer dissatisfaction with the quality of our products, could materially and adversely affect our financial condition and results of operations.

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

In order to grow, remain competitive, develop new products and expand distribution, we may require additional capital. Our ability to obtain additional capital will be subject to a variety of uncertainties, including:

•	our future financial condition, results of operations and cash flows;

•	general market conditions for capital raising activities by medical equipment and related companies;

•	investor demand for new offerings by issuers with small market capitalizations; and

•	economic, political and other conditions in China and elsewhere.

We may be unable to obtain additional capital in a timely manner or on acceptable terms or at all. Furthermore, the terms and amount of any additional capital raised through issuances of equity securities may result in significant stockholder dilution.

Products we develop may contain design or manufacturing defects, which could result in reduced demand for our products and services and increased customer claims against us, causing us to sustain additional costs, loss of business reputation and legal liability.

Our products are highly complex and may at times contain design or manufacturing errors or failures. Any defects in the products we develop, whether caused by a design, manufacturing or component failure or error, may result in claims, delayed shipments to customers or reduced or cancelled customer orders. If these defects occur, we will incur additional costs, and if they occur in large quantity or frequently, we may sustain additional costs, loss of business reputation and legal liability.

Any product recall could have a material adverse effect on our business, results of operations and financial condition.

Complex medical equipment, such as our radiotherapy systems, can experience performance problems that require review and possible corrective action by the manufacturer. From time to time, we receive reports from users of our products relating to performance problems they have encountered. We expect that we will continue to receive customer reports regarding performance problems they encounter through the use of our products. Furthermore, component failures, manufacturing errors or design defects could result in an unsafe condition or injury to the patient. Any serious failures or defects could cause us to withdraw or recall products, which could result in significant costs such as repair and product replacement costs. We cannot assure you that market withdrawals or product recalls will not occur in the future, and they could have a material adverse effect on our business, financial condition and results of operations. We are currently unable to insure against this type of liability in China.

We could become involved in intellectual property disputes, resulting  in substantial costs and diversion of our management resources. Such disputes could materially and adversely affect our business by increasing our expenses and limiting the resources devoted to expansion of our business, even if we ultimately prevail.

We currently possess 15 patents issued in the PRC, one in the U.S. and one in the European Union. If one of our patents is infringed upon by a third party, we may need to devote significant time and financial resources to attempt to halt the infringement. We may not be successful in defending the patents involved in such a dispute. Similarly, while we do not knowingly infringe on patents, copyrights or other intellectual property rights owned by other parties, we may be required to spend a significant amount of time and financial resources to resolve any infringement claims against us. We may not be successful in defending our position or negotiating an alternative remedy. Any litigation could result in substantial costs and diversion of our management resources and could reduce our revenues and profits and harm our financial condition.

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

We may develop new products that do not gain market acceptance, and the significant costs in designing and manufacturing such product solutions could hurt our profitability and operations.

We operate in an industry characterized by frequent technological advances, the introduction of new products and new design and manufacturing technologies. We expect to introduce four new products over the next several years. As a result, we are expending funds and committing resources to research and development activities, possibly requiring additional engineering and other technical personnel; purchasing new design, production, and test equipment; expanding our manufacturing capabilities and continually enhancing design processes and techniques. Delays in product approval by regulatory authorities could further increase our costs. We may invest in equipment employing new production techniques for existing products and new equipment in support of new technologies that fail to generate adequate returns on the investment due to insufficient productivity, functionality or market acceptance of the products for which the equipment may be used. We could, therefore, incur significant costs in design and manufacturing services for new products that do not result in sufficient revenue to make those investments profitable, or in any revenue at all.

Our limited operating history makes evaluating our business and prospects difficult.

Shenzhen Hyper commenced operations in September 2001, and we installed our first Super Gamma System (“SGS”) in that year and installed our first MLC in March 2007. Wuhan Kangqiao also commenced operations in September 2001, and we installed our first Body Gamma Treatment System (“BGTS”) in 2003 and our first Head Gamma Treatment System (“HGTS”) in 2004. As a result, we have a limited operating history which may not provide a meaningful basis for you to evaluate our business, financial performance and prospects. We may not have sufficient experience to address the risks frequently encountered by early-stage companies, and as a result we may not be able to:

•	maintain profitability;

•	preserve what we believe (based solely on management’s knowledge of the industry) is our leading position in the GTS market in China;

•	acquire and retain customers;

•	attract, train, motivate and retain qualified personnel;

•	keep up with evolving industry standards and market developments;

•	increase the market awareness of our products;

•	respond to competitive market conditions;

•	maintain adequate control of our expenses;

•	manage our relationships with our suppliers and hospital equipment investors; or

•	protect our proprietary technologies.

If we are unsuccessful in addressing any of these risks, our business may be materially and adversely affected.

Our component and materials suppliers may fail to meet our needs and quality standards, causing us to experience outsourced manufacturing delays, which may harm our relationships with current or prospective customers and reduce sales.

We acquire the components of our equipment from third parties. This exposes us to supply risk and to price increases that we may not be able to pass on to our customers.   There may be shortages of some of the materials and components that we use. If we are unable to obtain sufficient amounts of components or materials on a timely and cost effective basis, we may experience outsourced manufacturing delays, which could harm our relationships with current or prospective customers and reduce sales.

We are subject to product liability exposure and have no product liability insurance coverage.

As our main products are medical equipment used for the treatment of patients, we are exposed to potential product liability claims in the event that the use of our products causes or is alleged to have caused personal injuries or other adverse effects. A successful product liability claim against us could require us to pay substantial damages. Product liability claims, whether or not successful, are often costly and time-consuming to defend. Also, in the event that our products prove to be defective, we may be required to recall or redesign such products. As the insurance industry in China is still in an early stage of development, we do not have any product liability insurance. A product liability claim, with or without merit, could result in significant adverse publicity against us, and could have a material adverse effect on the marketability of our products and our reputation, which in turn, could have a material adverse effect on our business, financial condition and results of operations. In addition, we do not have any business interruption insurance coverage for our operations. Any business disruption or natural disaster could result in substantial costs and diversion of resources.

New product development in the medical equipment and supply industry is both costly and labor-intensive and has a very low rate of successful commercialization.

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

Also, we may be unable to develop suitable products or technologies or to acquire such products or technologies on commercially reasonable terms. Failure to develop or acquire, obtain necessary regulatory clearances or approvals for, or successfully commercialize or market potential new products or technologies could have a material adverse effect on our financial condition and results of operations.

Potential strategic alliances may not achieve their objectives, which could lead to wasted effort or involvement in ventures that are not profitable and could harm our company’s reputation.

We are currently exploring strategic alliances intended to enhance or complement our technology, to provide additional know-how, components or supplies, and to introduce and distribute products and services utilizing our technology and know-how. Any strategic alliances entered into may not achieve their strategic objectives, and parties to our strategic alliances may not perform as contemplated. As a result, the alliances themselves may run at a loss, which would reduce our profitability, and if the products or customer service provided by such alliances were of inferior quality, our reputation in the marketplace could be harmed, affecting our existing and future customer relationships.

We may not be able to retain, recruit and train adequate management and production personnel. We rely heavily on those personnel to help develop and execute our business plans and strategies, and if we lose such personnel, it would reduce our ability to operate effectively.

Our success is dependent, to a large extent, on our ability to retain the services of our executive management, who have contributed to our growth and expansion to date. Our Chairman, Mr. Hui Xiaobing, has been, and will continue to be, instrumental to our success. In addition, the executive directors play an important role in our operations and the development of our new products. Accordingly, the loss of their services, without suitable replacements, will have an adverse effect on our business generally, operating results and future prospects.

In addition, our continued operations are dependent upon our ability to identify and recruit adequate management and production personnel in China. We require trained graduates of varying levels and experience and a flexible work force of semi-skilled operators. Many of our current employees come from the more remote regions of China as they are attracted by the wage differential and prospects afforded by Shenzhen, Beijing and our operations. With the economic growth currently being experienced in China, competition for qualified personnel will be substantial, and there can be no guarantee that a favorable employment climate will continue and that wage rates we must offer to attract qualified personnel will enable us to remain competitive. The inability to attract such personnel or the increased cost of doing so could reduce our competitive advantage relative to our competitors, reducing or eliminating our growth in revenues and profits.

Risks Related to our Activities in China

The Chinese legal system may have inherent uncertainties that could materially and adversely impact our ability to enforce the agreements governing our operations.

We are subject to oversight at the provincial and local levels of government. Our operations and prospects would be materially and adversely affected by the failure of the local government to honor our agreements or an adverse change in the laws governing them. In the event of a dispute, enforcement of these agreements could be difficult in China. China tends to issue legislation, which is followed by implementing regulations, interpretations and guidelines that can render immediate compliance difficult. Similarly, on occasion, conflicts arise between national legislation and implementation by the provinces that take time to reconcile. These factors can present difficulties in our ability to achieve compliance. Unlike the United States, China has a civil law system based on written statutes in which judicial decisions have limited precedential value. The Chinese government has enacted laws and regulations to deal with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, our experience in interpreting and enforcing our rights under these laws and regulations is limited, and our future ability to enforce commercial claims or to resolve commercial disputes in China is therefore unpredictable. These matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces and factors unrelated to the legal merits of a particular matter or dispute may influence their determination.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in China.

Substantially all of our assets will be located outside of the United States and most of our officers and directors will reside outside of the United States. As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws of the United States. Moreover, we have been advised that the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the Federal securities laws of the United States.

We may have difficulty establishing adequate management, legal and financial controls in the PRC, which could impair our planning processes and make it difficult to provide accurate reports of our operating results.

The PRC historically has not followed Western style management and financial reporting concepts and practices, and access to modern banking, computer and other control systems has been limited. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC in these areas. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards, making it difficult for management to forecast its needs and to present the results of our operations accurately at all times.

Our management may fail to meet the obligations under Chinese law that enable the distribution of profits earned in the PRC to entities outside of the PRC.

A circular promulgated by SAFE has increased the ability of foreign holding companies to receive distributions of profits earned by Chinese operating subsidiaries. We qualify for this treatment, but remaining qualified for it will require the Chinese principals involved in our business to meet annual filing obligations. While they have agreed to meet those annual requirements, it is possible that they will fail to do so, which could limit our ability to gain access to the profits earned by Allied Moral. The result could be the inability to pay dividends to our stockholders or to deploy capital outside of the PRC in a manner that would be beneficial to our business as a whole.

The Chinese government could change its policies toward, or even nationalize, private enterprise, which could leave us unable to use the assets we have accumulated for the purpose of generating profits for the benefit of our stockholders.

Over the past several years, the Chinese government has pursued economic reform policies, including the encouragement of private economic activities and decentralization of economic regulation. The Chinese government may not continue to pursue these policies or may significantly alter them to our detriment without notice. Changes in policies by the Chinese government that result in a change of laws, regulations, their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion or imports and sources of supply could materially reduce the value of our business by making us uncompetitive or, for example, by reducing our after-tax profits. The nationalization or other expropriation of private enterprises by the Chinese government could result in the total loss of our investment in China, where a significant portion of our profits are generated.

National, provincial and local governments have established many regulations governing our business operations.

We are also subject to numerous national, provincial and local governmental regulations, including environmental, labor, waste management, health and safety matters and product specifications and regulatory approvals from healthcare agencies. We are subject to laws and regulations governing our relationship with our employees including: wage requirements, limitations on hours worked, working and safety conditions, citizenship requirements, work permits and travel restrictions. These local labor laws and regulations may require substantial resources for compliance. We are subject to significant government regulation with regard to property ownership and use in connection with our facilities in the PRC, import restrictions, currency restrictions and restrictions on the volume of domestic sales and other areas of regulation. These regulations can limit our ability to react to market pressures in a timely or effective way, thus causing us to lose business or miss opportunities to expand our business.

Risks Related to International Operations

We currently conduct most of our business in the PRC. However, we have plans to expand internationally, and the rate and degree of that expansion could be substantial. For that reason, risks related to international operations may be relevant to your investment decision.

The failure of China to continue its policy of economic reforms could, among other things, result in an increase in tariffs and trade restrictions on our products, making our products less attractive in international markets and potentially reducing our future revenues and profits.

China’s government has been reforming its economic system since the late 1970s. The economy of China has historically been a nationalistic, “planned economy,” meaning it has functioned according to governmental plans and pre-set targets or quotas.

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

In order to market our products internationally, we will be required to obtain relevant regulatory approvals for our products in the countries in which we intend to sell.

Our products will be subject to review by governmental agencies prior to being eligible for sale in new markets. We lack the expertise to navigate such approval processes outside of China We will be required to rely on our distributors and advisors to obtain such approvals, and we will have very little influence over their activities. The failure of our partners to obtain and maintain required approvals will limit our ability to sell our products internationally and harm our prospects for future revenues and profitability.

International expansion may be costly, time consuming and difficult. If we do not successfully expand internationally, our profitability and prospects would be materially and adversely affected.

Our success depends to a significant degree upon our ability to expand into international markets. In expanding our business internationally, we intend to enter markets in which we have limited or no experience and in which our brand is less recognized. To promote our brand and generate demand for our products so as to attract distributors in international markets, we expect to spend significantly more on marketing and promotion than we do in our existing markets. We may be unable to attract a sufficient number of distributors, and our selected distributors may not be suitable for selling our products. Furthermore, in new markets we may fail to anticipate competitive conditions that are different from those in China. These competitive conditions may make it difficult or impossible for us to effectively operate in these markets. If our expansion efforts in existing and new markets are unsuccessful, our profitability and prospects would be materially and adversely affected.

If we begin to do business internationally, we will be subject to significant worldwide political, economic, legal and other uncertainties.

Today, substantially all of our assets are located in the PRC. Should we begin selling our products to customers worldwide, we will have receivables from, and goods in transit, to those locations.

In addition, international operations will expose us to other risks, including:

•	political instability;

•	economic instability and recessions;

•	changes in tariffs;

•	difficulties of administering foreign operations generally;

•	limited protection for intellectual property rights;

•	obligations to comply with a wide variety of foreign laws and other regulatory requirements;

•	increased risk of exposure to terrorist activities;

•	reliance on our international distributors for compliance with foreign regulatory approvals and sales;

•	export license requirements;

•	unauthorized re-export of our products;

•	potentially adverse tax consequences; and

•	the inability to effectively enforce contractual or legal rights.

The additional risks and costs of our intended international expansion could harm our profitability and financial condition.

Fluctuation of the Renminbi could make our pricing less attractive, causing us to lose sales, or could reduce our profitability when stated in terms of another currency, such as the U.S. dollar.

The value of the Renminbi, or RMB, the main currency used in China, fluctuates and is affected by, among other things, changes in the PRC’s political and economic conditions. The conversion of RMB into foreign currencies such as the U.S. dollar has been generally based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. The official exchange rate had remained stable over the past several years. However, the PRC recently adopted a floating rate with respect to the RMB. As a result, the exchange rate of the RMB to the U.S. dollar was about 6.86 on June 27, 2008 as compared to an average of approximately 7.60 during 2007. This floating exchange rate, and any appreciation of the RMB that may result from such rate, could have various effects on our international business, which include making our products more expensive relative to those of our competitors. It is not possible to predict if the net effects of the appreciation of the RMB, to whatever extent it occurs, would be positive or negative for our business.

Changes in foreign exchange regulations in China may affect our ability to pay dividends in foreign currency or conduct other business for which we would need access to foreign currency exchange.

The Renminbi is not currently a freely convertible currency, and the restrictions on currency exchanges may limit our ability to use revenues generated in RMB to fund business activities outside the PRC or to make dividends or other payments in United States dollars. The Chinese government strictly regulates conversion of RMB into foreign currencies. For example, RMB cannot be converted into foreign currencies for the purpose of expatriating the foreign currency, except for purposes such as payment of debts lawfully owed to parties outside of the PRC. Over the years, foreign exchange regulations in the PRC have significantly reduced the government’s control over routine foreign exchange transactions under current accounts.

We cannot provide any assurance that Chinese regulatory authorities will not impose further restrictions on the convertibility of the RMB. Since our subsidiary in the PRC currently generates virtually all of our revenues and these revenues are denominated mainly in RMB, any future restrictions on currency exchanges may limit our ability to repatriate such revenues for the distribution of dividends to our stockholders or for funding our other business activities outside the PRC.

We are subject to various tax regimes, which may adversely affect our profitability and tax liabilities in the future.

Huiheng is incorporated in the U.S. and has subsidiaries and other operations in the PRC and the British Virgin Islands. We will be subject to the tax regimes of these countries. Although virtually all of Huiheng’s profits will be earned outside of the U.S., under U.S. tax laws Huiheng’s earnings generally will be subject to U.S. taxation, because U.S. companies are generally taxed on their world-wide income. This may be true even if Huiheng does not repatriate any of its foreign earnings to the U.S. For certain types of income (generally, income from an active trade or business), U.S. companies are not required to pay tax on that income until they repatriate those earnings to the U.S. (such as for use in paying dividends or repurchasing shares). As a result, repatriation of earnings would trigger more immediate tax obligations. As a result of the imposition of U.S. taxes, Huiheng’s after-tax profits could decrease and could be below the level that would have been obtained if Huiheng were incorporated outside the U.S. The amount of taxes payable in the U.S. generally depends on the profitability of our various operations and the application of available tax credits and tax treaties. We are not currently receiving the benefit of any U.S. tax credit, and we are not currently conducting a material amount of business in a country with an advantageous tax treaty. Since the effect of tax credits and tax treaties depends on the profitability of operations in various jurisdictions, the amount of our tax will vary over time as we change the geographic scope of our activities. However, for the near term we expect that our total tax rate will be significantly influenced by the taxes we pay in China., so that our total tax obligation might decrease as a result of favorable tax treatment in China even though we were subject to additional U.S. taxes. In the future, Huiheng may pay significantly higher taxes than we have paid historically. In addition, any change in tax laws and regulations or the interpretation or application thereof, either internally in one of those jurisdictions or as between those jurisdictions, may adversely affect Huiheng’s profitability and tax liabilities in the future.

Because Chinese law will govern almost all of our material agreements, we may not be able to enforce our legal rights internationally, which could result in a significant loss of business, business opportunities, or capital.

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

Risks Related to our Securities

The market price of our shares is subject to significant price and volume fluctuations.

The price of our common shares may be subject to wide fluctuations due to variations in our operating results, news announcements, our limited trading volume, general market trends both domestically and internationally, currency movements, sales of common shares by our officers, directors and our principal stockholders, and sales of common shares by existing investors. Certain events, such as the issuance of common shares upon the exercise of our outstanding stock options, could also materially and adversely affect the prevailing market price of our common shares. Further, the stock markets in general have recently experienced extreme price and volume fluctuations that have affected the market prices of equity securities of many companies and that have been unrelated or disproportionate to the operating performance of such companies. In addition, a change in sentiment by U.S. investors for China-based companies could have a negative impact on the stock price. These fluctuations may materially and adversely affect the market price of our common shares and the ability to resell shares at or above the price paid, or at any price.

Our Articles of Incorporation authorize our board of directors to issue new series of preferred stock that may have the effect of delaying or preventing a change of control, which could adversely affect the value of your shares.

Our articles of incorporation provide that our board of directors will be authorized to issue from time to time, without further stockholder approval, up to 700,000 additional shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, rights of redemption, including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of any series. Such shares of preferred stock could have preferences over our common stock with respect to dividends and liquidation rights. We may issue additional preferred stock in ways which may delay, defer or prevent a change of control of our company without further action by our stockholders. Such shares of preferred stock may be issued with voting rights that may adversely affect the voting power of the holders of our common stock by increasing the number of outstanding shares having voting rights, and by the creation of class or series voting rights.

There may never be an active, liquid trading market for our common stock.

There has been very little trading in our shares of common stock to date. Our common stock is currently traded on the Over-the-Counter Bulletin Board, and we have filed an application for listing on The Nasdaq Capital Market. We believe we currently meet all of the requirements for listing except for the required number of round lot holders, which we believe we will meet upon the closing of our pending public offering. Even if we are listed on the Nasdaq Capital Market, we cannot assure investors that an active trading market will develop for our shares.

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

We do not expect to pay dividends.

We expect to apply our future earnings, if any, toward the further expansion and development of our business. The likelihood of our paying dividends is further reduced by the fact that, in order to pay dividends, we would need to repatriate profits earned outside of the U.S., and in doing so those profits generally would become subject to U.S. taxation. Thus, the liquidity of your investment is dependent upon your ability to sell your shares at an acceptable price, rather than receiving an income stream from your investment. The price of our stock may decline and fluctuations in market price coupled with limited trading volume in our shares may limit your ability to realize any value from your investment, including recovering the initial purchase price.

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

OVERVIEW

We are a China-based medical equipment company that develops, designs and markets radiation therapy systems used for the treatment of cancer. We currently have four products; the Super Gamma System (“SGS”), the Body Gamma Treatment System (“BGTS”), the Head Gamma Treatment System (“HGTS”) and a multileaf collimator device (“MLC”) used in conjunction with a linear accelerator.

In 2005, the ownership interests of Shenzhen Hyper, Wuhan Kangqiao and Beijing Kbeta were reorganized under Changdu Huiheng. Upon the completion of the reorganization, Changdu Huiheng owned 75% of the equity interest in Shenzhen Hyper, 100% of the equity interest of Wuhan Kangqiao and 50% of the equity interest of Beijing Kbeta.

In 2006, we established Allied Moral Holdings, Ltd. in the British Virgin Islands as a holding company and Allied Moral acquired 100% of the ownership interests of Changdu Huiheng as part of an ownership restructuring to facilitate investments by foreign investors. As discussed below in “Business – Huiheng Medical’s Background,” the stockholders of Allied Moral engaged in a share exchange transaction with our company in May 2007.

Our company is led by Mr. Hui Xiaobing, a pioneer in the GTS industry in the PRC. Through his experience and relationships, Mr. Hui maintains access to China’s hospitals and our company’s principal customers. As a result of his leadership, we have successfully developed a strong sales and marketing force, which covers the entire country and maintains relationships with China’s top medical institutions.

Our expansion plans include broadening our product offering. Our research and development team is focused on developing and producing technologically advanced radiotherapy and GTS products. We currently have 15 patents issued in the PRC, one patent in the U.S., one patent in the European Union, and additional patent applications pending. Our SGS and BGTS products are approved for use in China by the State Food and Drug Administration (“SFDA”), an agency of the Ministry of Healthcare of the PRC.

Currently, the focus of our research and development efforts is on four main projects. The first project is the development of next-generation SGS unit that will incorporate advanced radiotherapy technologies through the addition of an Image Guided System (“IGS”), which improves the targeting of the radiation beam through use of computer-generated images, and a Respiration Tracking System (“RTS”), which automatically adjusts the targeting of the radiation to compensate for the patient’s breathing. We plan to install the first next-generation SGS unit in the second half of 2008. The other major projects include the development of an integrated linear accelerator (“LINAC”) and multileaf collimator unit, another type of radiotherapy device that is used in less demanding applications, an advanced magnetic resonance imaging (“MRI”) device and an industrial LINAC unit used for, among other things, preserving food through irradiation. These projects are in various stages of development.

We sell our products primarily to hospital equipment investors in China, who install our systems in hospitals or clinics, and occasionally we sell directly to hospitals or clinics. We also offer comprehensive post-sales services for our medical equipment to our customers. The service contracts are negotiated and signed independently and separately from the sales of medical equipment. Our post-sales services include radioactive cobalt source replacement and disposal, medical expert training, clinical trial analysis, patient tumor treatment analysis, product maintenance, software upgrades, and consulting.

Many of the key research and development personnel who developed our products are currently employed by our company.

We have also begun pursuing relationships with foreign medical equipment technology leaders to provide high quality, low cost manufacturing services and China-based distribution for their products.

Our Operating Subsidiaries

Shenzhen Hyper. Shenzhen Hyper was established in September of 2001 as a domestic Chinese company based in Shenzhen, China. From inception, it has been engaged in designing, developing and servicing radiotherapy medical equipment used for the treatment of cancerous tumors for customers throughout China. Shenzhen Hyper developed the SGS, our most advanced and versatile technology, in 2001. The SGS is a radiotherapy device that uses gamma radiation to non-invasively treat tumors located in the head and the body and to treat certain functional disorders of the head and neck areas. It utilizes stereotactic, or three-dimensional imaging, principles to enhance the accuracy of the targeting of the radiation beams. Shenzhen Hyper has also developed a MLC device that is used in conjunction with a LINAC to provide conformal shaping of radiotherapy treatment beams, which increases the precision of the beam and reduces the damage caused to surrounding tissues. We are currently developing our own LINAC with which we will integrate our MLC.

Shenzhen Hyper is currently working on the development of additional radiotherapy and diagnostic equipment that will be sold in China and abroad, including the next-generation SGS unit, capable of treating cancerous tumors in the head and body by advanced radiotherapy functions.

Wuhan Kangqiao. Wuhan Kangqiao was established in September of 2001 as a domestic Chinese company based in Wuhan, China. From inception, it has been engaged in designing, developing and servicing radiotherapy medical equipment for customers throughout China. Wuhan Kangqiao developed the BGTS in 2003 and the HGTS in 2004 and currently designs, markets and services these products. The BGTS is a stereotactic radiotherapy device that uses gamma sourced radiation to non-invasively treat tumors located in the body. The HGTS is a stereotactic radiotherapy device that uses gamma sourced radiation to non-invasively treat tumors in the head and to treat other functional disorders of the head and neck area.

Beijing Kbeta. Beijing Kbeta was established in December 2004 and supplies the Cobalt-60 radioactive material used as the radioactive source in the SGS, BGTS and HGTS.

PRICING

Treatment fees for radiotherapy are set by provincial governments in China, a factor we consider when pricing our systems. To gain market penetration, we price our radiotherapy treatment systems at levels that we believe offer attractive economic returns to our customers, taking into account the prices of competing products in the market. We believe that our products offer quality features at a competitive price in China.

If the provincial governments in China reduce the treatment fee rates for radiotherapy, some hospitals and hospital equipment investors may be discouraged from purchasing our products, which would reduce our sales. In that event, we may need to decrease the price of our systems to provide our customers acceptable returns on their purchases. We cannot assure you that our business, financial condition and results of operations will not be adversely affected by any reduction in treatment fees for radiotherapy in the future.

Under existing regulations, we are permitted to install a limited number of units, and to be reimbursed for the equipment and installation costs, prior to the receipt of the regulatory registration for that equipment. Those installations frequently are used to conduct clinical trials or for other research purposes. Our installations of the HGTS units and the MLC units have been made under this exemption. While those limited installations are not considered “sales” or commercial distribution for regulatory purposes, they do result in revenues to us as a result of the cost reimbursements. However, this cost reimbursement is below the price at which we intend to sell our products following regulatory approval.

REVENUES

We derive our revenues from selling our products to third party investors and hospitals and from selling service contracts to the buyers of our products.

Our revenues are net of Value Added Tax (“VAT”), but include VAT refunds on the sales of self-developed software embedded in our medical equipment products. In addition, our revenues include regional VAT and Business tax subsidies.

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

Our revenues, growth and results of operations depend on many factors, including the level of acceptance of our products among doctors, hospitals and patients and our ability to maintain prices for our products at levels that provide favorable margins. The level of acceptance among doctors, hospitals and patients is influenced by the performance and pricing of our products, our ability to educate the medical community about our products, our relationships with hospitals and hospital equipment investors, government reimbursement levels as well as other factors.

Our sales have historically been achieved on a unit-by-unit basis. We expect that in any given period a relatively small, and changing, number of third party investors will continue to account for a significant portion of our revenues. For the fiscal year ended December 31, 2006, sales to our top three customers (all of whom were hospital equipment investors) accounted for 89% of our revenues. For the year ended December 31, 2007, two customers (both of whom were hospital equipment investors) accounted for 76% of our revenues.

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

Research and development. Research and development expenses primarily consist of costs associated with the design, development, testing and enhancement of both our existing products and our new products under development. These costs consist of expenditures for purchases of supplies, clinical trials, salaries and related personnel expenses, and other relevant costs. Going forward, we expect to increase our research and development expenses, both on an absolute basis and as a percentage of revenues, to develop new products and applications and to improve the designs of our existing products.

Sales and marketing. Sales and marketing expenses consist primarily of salaries and related expenses for personnel engaged in sales, marketing and customer support functions and costs associated with advertising and other marketing activities. Our sales are currently made primarily to hospital equipment investors, rather than directly to hospitals or clinics. As a result, our sales and marketing expenses as a percentage of revenues are significantly lower than medical equipment companies that operate their own marketing and distribution networks and sell directly to hospitals. Going forward, we expect to increase our expenditures on sales and marketing, both on an absolute basis and as a percentage of revenues, to promote our products in China. Furthermore, we anticipate aggressively pursuing new markets outside the PRC and expect to increase our expenditures on sales and marketing for this purpose as well.

General and administrative. General and administrative expenses consist primarily of salaries and benefits and related costs for our administrative personnel and management, fees and expenses of our outside advisers, including legal, audit and valuation expenses, expenses associated with our administrative offices and the depreciation of equipment used for administrative purposes. We expect that our general and administrative expenses will increase, both on an absolute basis and as a percentage of revenues, as we hire additional personnel and incur costs related to the anticipated growth of our business and ongoing expenses associated with being a publicly listed company in the U.S.

TAXES AND INCENTIVES

The discussion of taxes that follows denotes financial obligations and thresholds in RMB, since that is the currency in which those amounts are measured. These amounts have been translated into U.S. dollars using the exchange rate in effect on December 31, 2007. The actual future value of taxes expressed in USD will vary depending upon future rates of exchange.

Allied Moral Holdings

Under the current laws of the British Virgin Islands, we are not subject to tax on our income or capital gains. In addition, no British Virgin Islands withholding tax would be imposed on payments of dividends.

Changdu Huiheng

Under the current PRC laws, Changdu Huiheng is subject to the Enterprise Income Tax (“EIT”) and the Value Added Tax (“VAT”). Changdu Huiheng is established in the western region of the PRC and, as such, it is currently subject to an EIT rate of 15%, compared to a statutory rate of 33% for most companies in China. However, pursuant to an agreement with the Tibet Finance Bureau, Changdu Huiheng will be refunded any amounts of its annual EIT payment that exceed RMB 900,000 (USD 123,119). In addition, the Tibet Finance Bureau will refund Changdu Huiheng’s annual 31% business tax payment and its 38.75% VAT payment under the condition that the total annual business tax and the annual VAT owed exceed RMB 1 million (USD 136,799) and RMB 1.5 million (USD 205,198), respectively. This tax incentive policy will be valid for 5 years from the commencement of the tax refund, which began in fiscal 2006.

Shenzhen Hyper

Shenzhen Hyper is classified as a high technology company and currently operates in an approved economic-technological development area. As such, it is currently subject to an EIT rate of 15%, compared to a statutory rate of 33% for most companies in China. Furthermore, this classification, according to local tax regulations, entitles Shenzhen Hyper to a tax-free period for two years, commencing on its first profitable year, and a 50% reduction in EIT for the following six years. Although Shenzhen Hyper was profitable in 2007, accumulated losses from prior years eliminated its tax liability for 2007. As a result, 2007 does not qualify as the first year of its tax-free period according to local tax regulations. We expect Shenzhen Hyper to begin the first year of its tax-free period in 2008.

The VAT is charged based on the selling price of products at a general rate of 17% and our revenues are recorded net of this VAT. Shenzhen Hyper, however, is entitled to a 14% refund of VAT on the sales of self-developed software embedded in device systems. This is a result of a PRC government program to promote the development of the high technology sector of China’s economy. The program phases out for companies after five years of profitable operations.

The VAT refund is recorded as part of net revenues under U.S. GAAP. For the fiscal year ended December 31, 2007, no VAT refunds were booked as revenues for the period due to the refund application process extending past the end of the year. As a result, we expect the refunds that we applied for in 2007 to be booked as revenue in 2008. VAT refunds amounted to $173,077 (RMB 1.35 million) for the fiscal year ended 2006. There were no VAT refunds for fiscal year ending December 31, 2005.

Wuhan Kangqiao

Wuhan Kangqiao is classified as a high technology company and currently operates in an approved economic-technological development area. As such, it is currently subject to an EIT rate of 15%, compared to a statutory rate of 33% for most companies in China. Furthermore, this classification, according to local tax regulations, entitles Wuhan Kangqiao to a tax-free period for two years, commencing the first year the company is established. Wuhan Kangqiao’s EIT rate for the years ending December 31, 2005, 2006 and 2007 were 15% for all three years.

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

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policy,” we identified the most critical accounting principles upon which our financial status depends. We determined that those critical accounting principles are related to the use of estimates, inventory valuation, revenue recognition, income tax and impairment of intangibles and other long-lived assets. We present these accounting policies in the relevant sections in this management’s discussion and analysis, including the Significant Accounting Policies discussed below.

(a) Principles of Consolidation

The consolidated financial statements include the company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Cash

Cash consists of cash on hand and in the bank.

(c) Accounts Receivable

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts, sales returns, trade discounts and value added tax. The allowance for doubtful accounts is the company’s best estimate of the amount of probable credit losses in the company’s existing accounts receivable. The company performs ongoing credit evaluations of its customers’ financial conditions. The company provided an allowance of $5,059 and $4,446 for doubtful accounts respectively as of December 31, 2007 and 2006.

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

(e) Property, Plant, and Equipment

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

Pursuant to the laws and regulations of the PRC, Shenzhen Hyper is entitled to a refund of VAT on the sales of self-developed software embedded in medical equipment. The VAT refund represents the amount of VAT collected from customers and paid to the authorities in excess of 3% of relevant sales. The amount of VAT refund is calculated on a monthly basis. As the refund relates directly to the sale of self-developed software that is embedded in the company’s products, the company recognizes the VAT refund at the time the product is sold. The amount is included in the line item “Revenues” in the consolidated statements of income and is recorded on an accrual basis.

Pursuant to the laws and regulations of the PRC, Shenzhen Hyper is entitled to a refund of VAT on the sales of self-developed software embedded in medical equipment. The VAT refund represents the amount of VAT collected from customers and paid to the authorities in excess of 3% of relevant sales. The amount of VAT refund is calculated on a monthly basis. As the refund relates directly to the sale of self-developed software that is embedded in the company’s products, the company recognizes the VAT refund at the time the product is sold. The amount is included in the line item “Revenues” in the consolidated statements of income and is recorded on an accrual basis.

The medical equipment sold by the company has embedded self-developed software which can also be sold on a standalone basis.

Provision of maintenance and support services

The company also provides comprehensive post-sales services to certain distributors for medical equipment used by hospitals. These contracts are negotiated and signed independently and separately from the sales of medical equipment. Under existing service agreements, the company provides the exchange of cobalt sources, training to users of the medical equipment, maintenance of medical equipment, upgraded software and consulting. Fees for the services are recognized over by the life of the contract on a monthly basis.

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

(k) Research and Development Costs

Research and development costs are charged to expense as incurred. Research and development costs mainly consist of remuneration for the research and development staff and material costs for research and development. The company incurred $263,314 and $124,283 for the years ended December 31, 2007 and 2006, respectively.

(l) Income Taxes

The company accounts for income taxes under FASB Statement No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the year that includes the enactment date.

(m) Retirement and Other Postretirement Benefits

Contributions to retirement schemes (which are defined contribution plans) are charged to consolidated statements of operations as and when the related employee service is provided.

(n) Warranty

The company provides a product warranty to its customers to repair any product defects that occur generally within twelve months from the date of sale. The company’s purchase contracts generally allow the customer to withhold up to 10% of the total purchase price for the duration of the warranty period. Based on the limited number of actual warranty claims and the historically low cost of such repairs, the company has not recognized a liability for warranty claims, but rather recognizes such cost when product repairs are made.

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

(p) Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the year. The related transaction adjustments are reflected in “Accumulated other comprehensive income / (loss)” in the stockholders’ equity section of the company consolidated balance sheet.

The average monthly exchange rates for 2007 and the closing rate of December 31, 2007 were Rmb 7.5973 and Rmb 7.2946 to one USD, respectively. The average monthly exchange rates for 2006 and the closing rate as of December 31, 2006 were Rmb 7.9579 and Rmb 7.8041 to one USD, respectively.

(q) Earning Per Share

Basic earnings per share are computed on the basis of the weighted-average number of shares of the company common stock outstanding during the year. Diluted earnings per share is computed on the basis of the weighted-average number of shares of the company common stock plus the effect of dilutive potential common shares outstanding during the period using the if-converted method. Dilutive potential common shares include Series A Preferred Stock.

The following table sets forth the computation of basic and diluted net income per share:

	2007	2006
Net income	$9,015,769	$6,816,474

Weighted-average outstanding shares of common stock	13,283,562	13,000,000
Diluted effect of Preferred Stock	2,801,113	-
Diluted weighted average outstanding shares	16,084,675	13,000,000

Earnings per share:
	$0.68	$0.52
	$0.56	$0.52

The weighted-average number of common shares outstanding during the period from January 1, 2006 through the May 2007 share exchange is based on the number of shares of Allied Moral multiplied by the exchange ratio in the merger agreement. The weighted-average number of common shares outstanding from the acquisition date through December 31, 2007 is based upon the actual number of shares outstanding during the period.

(r) Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

(s) Segment Reporting

SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, establishes standards for reporting information on operating segments in interim and annual financial statements. The company operates in two segments (i) selling the medical equipment and, (ii) providing the consultancy, repairs and maintenance services for the customers. The chief operating decision-makers review the company’s operation results on an aggregate basis and manage the operations as two operating segments as disclosed in note 13.

(t) Deferred Offering Costs

Deferred offering costs are those costs directly attributable to the company’s proposed public offering. Such costs consist principally of professional fees and will be charged to stockholders’ equity upon receipt of the capital raised. Should the proposed offering prove to be unsuccessful, the deferred costs will be charged to operations.

(u) Comprehensive Income

The company has adopted SFAS No. 130 Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statements of Income and the Consolidated Statement of Stockholders’ Equity.

(v) Financial Instruments with Characteristics of both Liabilities and Equity

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

(w) Impact of New Accounting Standards

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

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The adoption of this statement did not have a material effect on the company’s financial condition and results of operations.

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. The company does not anticipate that the adoption of this statement will have a material effect on the company’s financial condition and results of operations.

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

In December 2007, The FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces FASB Statement no. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the company’s fiscal year that begins after December 15, 2008. The company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on the company’s financial condition, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (SFAS 160).” SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. Based upon the December 31, 2007 balance sheet, the impact of adopting SFAS 160 would be to reclassify in minority interests in consolidated subsidiaries from total liabilities to a separate component of stockholder’s equity.

In December 2007, SAB 109 supersedes SAB 105, “Application of Accounting Principles to Loan Commitments”, provided that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment. The company does not believe that the adoption of this statement will have a material effect on the company’s financial condition and results of operations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Incentive Share and After-tax Profit Targets

As an additional payment under the Allied Moral Holdings Securities Exchange Agreement, the previous holders of common stock of Allied Moral Holdings will be issued, on an all or none basis, 400,000 shares of common stock each year over four years (up to an aggregate of 1,600,000 shares of common stock), if on a consolidated basis, the company has after-tax profits in the following amounts for the indicated periods:

Years Ending December 31,	After-tax Profit in USD
2008	13,100,000
2009	18,500,000
2010	26,200,000
2011	34,060,000

OUR SELECTED RESULTS OF OPERATIONS

Comparison of the years ended December 31, 2006 and 2007

Operating revenues

For the year ended December 31, 2007, revenues were $16.20 million, an increase of $3.53 million, or 28%, compared to $12.67 million for the same period of the prior year. This increase in total revenues was due to higher revenues from product sales, services, and tax refunds and subsidies in 2007 compared with 2006. The next two paragraphs discuss these changes in greater detail.

Total revenues from product sales were $9.53 million for 2007, an increase of $2.92 million or 44%, compared to $6.61 million for the prior year. In 2007, we sold 11 units and in 2006 we sold a total of 8 units. This increase in unit sales and revenues in 2007 compared with 2006 was due to increased demand in the market for our products.

Total revenues from services were $5.03 million for 2007, an increase of $0.36 million or 7.5%, compared to $4.68 million for the prior year. For the years ended December 31, 2006 and 2007, we managed a total of 26 service contracts. Of the 26 contracts, three were signed at the beginning of the second quarter of 2006. As a result, we generated revenue on those three contracts for three quarters in 2006 and for an entire year in 2007, resulting in an increase in service revenues in 2007 compared with 2006.

Of the $16.20 million of revenues, approximately $1.64 million related to tax refunds and subsidies, an increase of approximately $255,888 or 18% over the $1.38 million in tax refunds and subsidies for the prior year. Tax refunds and subsidies accumulate each year and are paid to us, and recognized as revenue during, the following year. Since our total revenue and taxable income in 2007 was higher than in 2006, our revenues from tax refunds and subsidies will be larger in 2008 than in 2007.

Revenue backlog

Revenue backlog represents the total amount of unrecognized revenue associated with existing purchase orders for our products. Any deferral of revenue recognition is reflected in an increase in backlog as of the end of that period. The backlog as of December 31, 2007 amounted to $2.47 million, representing a decrease of 56%, compared to $5.41 million as of December 31, 2006. The decrease in backlog was due to negotiations over new purchase contracts extending past 2007. However, in the first quarter of 2008, we received a total of 10 purchase orders, which increased our backlog to $12.24 million as of March 31, 2008. These purchase orders are not cancelable and we expect to complete the installation of all units under these contracts during 2008.

Cost of revenues

The total cost of revenues amounted to $4.03 million for the year ended December 31, 2007, an increase of $1.05 million or 35%, compared to $2.98 million for the prior year. The increase was due to an increase in the number of units sold in 2007 compared with 2006.

Gross margin

As a percentage of total revenues, the overall gross margin decreased to 75% for the year ended December 31, 2007 from 76.5% for the prior year. The decrease in the gross margin was due to product sales accounting for a larger percentage of total revenues in 2007 compared with 2006, during which time higher margin service revenues accounted for a larger percentage of total revenues. We anticipate that revenue from product sales will continue to increase as a percentage of total revenue in 2008. As a result, we anticipate that our gross margins will decrease slightly in 2008 compared with 2007.

Operating expenses

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries and related expenses for personnel engaged in sales, marketing and customer support functions and costs associated with advertising and other marketing activities.

Sales and marketing expenses were approximately $82,000 for the year ended December 31, 2007, a decrease of 34%, or roughly $41,000 compared to approximately $123,300 for the prior year. The decrease was due to fewer commissions paid to sales staff as senior management was responsible for several sales and were not paid any commissions.

This relatively low overall expenditure toward sales and marketing is due to our direct marketing strategy which primarily includes expenses for salaries, commissions and travel fees for our marketing staff. We have established guidelines to monitor and evaluate sales performance for our products and to control selling expenses. We expect that our selling expenses will increase above 2007 levels as we increase our efforts to expand sales, particularly internationally, where our brand is not known.

General and administrative expenses. General and administrative expenses consist primarily of salaries and benefits and related costs for our administrative personnel and management, fees and expenses of our outside advisers, including legal, audit and valuation expenses, expenses associated with our administrative offices. General and administrative expenses amounted to approximately $1.53 million for the year ended December 31, 2007, an increase of roughly $250,000 compared to approximately $1.28 million for the prior year, representing an increase of 19.5%. The increase in general and administrative expenses was due primarily to increased expenses associated with human resources, increased administrative expenses resulting from our growth over the year and from additional expenses resulting from becoming a publicly-listed company in the U.S.

Research and development expenses. Research and development expenses include employee compensation, materials consumed and experiment expenses for specific new product research and development, and any expenses incurred for basic research on advanced technologies. Research and development expenses were $263,300 for the year ended December 31, 2007, compared to $124,300 for the prior year. This was due to new product development including our MLC, linear accelerator and next-generation SGS device.

Income tax provision

Our effective tax rate was 9.12% for the year ended December 31, 2007, compared to 17.07% for the year ended December 31, 2006. This decrease in effective tax rate resulted from a combination of factors. The tax rate payable at each level of our operations is different. In 2007, the tax rate payable at Changdu Huiheng was 15%, at Wuhan Kangqiao was 15% and at Shenzhen Hyper was 0%. In 2007, a greater percentage of the company’s income was earned at Shenzhen Hyper, and therefore subject to a 0% tax rate. This occurred for two reasons: Shenzhen Hyper sold proportionally more SGS units in 2007 than in 2006, and it sold those products to Changdu Huiheng at a higher price. As a result, more of the company’s taxable revenue was earned at Shenzhen Hyper, which is located in the most favorable tax jurisdiction in comparison to our other subsidiaries, which produced a reduction in 2007 taxes relative to 2006. In addition to reducing the effective tax rate, that shift in income generation also reduced the income tax expense by nearly 33%, to $938,000 in 2007 from $1.4 million in 2006. The tax rate payable at each level of our operations is expected to remain the same in 2008, although the effective tax rate may change should the income generated at each level be different.

Net Income

For the year ended December 31, 2007, the company’s net income amounted to $9.02 million, an increase of $2.2 million or 32.3% compared to $6.82 million for the prior year. This increase was attributable primarily to the increase in product sales.

Comprehensive income

For the year ended December 31, 2007, the company’s comprehensive income amounted to $9.72 million, an increase of $2.90 million or 42% compared to $6.82 million for the prior year. The increase was due to an increase in net income and foreign currency translation adjustments over the period.

LIQUIDITY AND CAPITAL RESOURCES

To date, the company has financed its operations primarily through the issuance of equity and cash flows from operations. We currently do not have any outstanding short-term or long-term debt. Our relatively high margins provide us with sufficient cash to purchase various raw materials, meet our component inventory needs and pay our vendors. In addition, there are very few direct costs associated with our service business which further enhances our cash position. We have longstanding, positive relationships with our vendors and have maintained favorable payment terms. Also, we believe that we can defer certain tax payments, if we choose to do so. We plan to raise additional equity capital that will help finance a number of expansion initiatives including new product development.

As of December 31, 2007, the company had total assets of $18.86 million. Our cash was $866,585, accounts receivable were $8.04 million, prepayment and other receivables were $3.48 million and inventories were $1.07 million. Working capital was approximately $11.07 million. The quick ratio was approximately 4.18:1.

Comparison of years ended December 31, 2006 and 2007

Net cash from operating activities totaled approximately $4.10 million for the year ended December 31, 2007, a decrease of $6.22 million from $10.32 million for the prior year. This decrease resulted primarily from the following changes in the operating assets and liabilities:

•	$5.39 million increase in accounts receivables;

•	$553,000 decrease in inventories;

•	$692,000 increase in prepayments and other receivables;

•	$76,853 increase in accounts payable;

•	$620,168 decrease in tax payable; and

•	$521,023 increase in accrued expenses and other current liabilities;

Cash collected from accounts receivable for the year ended December 31, 2007 was significantly lower than cash collected from accounts receivables for the year ended December 31, 2006. This was due to an abnormal, large accounts receivable payment made by one of the company’s major customers during the year ended December 31, 2006.

Net cash used for investing activities was $10.24 million and $1.17 million for the years ended December 31, 2007 and 2006, respectively. Cash used during 2007 includes the expenses of equipping our new office facility into which we moved to support our growing operations and to pay the consideration owed for the acquisition of Changdu Huiheng in August of 2006.

Cash flows provided by financing activities amounted to $5.62 million for the year ended December 31, 2007 and a use of cash of $9.16 million during 2006. For the year ended December 31, 2007, cash flows generated by financing activities consisted of $9.12 million from the sale of Series A Preferred Stock in February 2007 and a $3.49 million payment for the redemption of common shares.

OPERATING LEASE COMMITMENTS

Rental expenses for obligations under operating leases were $43,880 (RMB 349,200) and $50,413 (RMB 383,000) for the years ended December 31, 2006 and 2007, respectively. As of December 31, 2007, the total future minimum lease payments under non-cancellable operating leases related to our facilities were $5.01 million (RMB 35.57 million). While our new facilities have a lower cost per square meter, they are larger than the office space we previously occupied. As a result, our total rental expense will increase from $4,006 (RMB 31,880) per month to $21,060 (RMB 160,000) per month.

Quantitative information about market risk and qualitative information about market risk

Transaction Risk and Currency Risk Management

Our operations do not employ financial instruments or derivatives which are market sensitive, and therefore we are not subject to the financial market risks associated with such instruments and derivatives.

Exchange Rate Sensitivity

We do not currently sell our products internationally, so we are not subject to substantial risk from changes in exchange rates. There is a limited impact from exchange rate fluctuations as a result of the fact that we purchase some components and materials internationally. However, after a fairly stable period when the RMB was pegged to the U.S. Dollar, the trend over the past few years has been appreciation of the RMB. This has the result of reducing our costs when stated in RMB terms, as it requires fewer RMB to acquire the same dollar value of goods compared to periods when the RMB was weaker.

Our production base is in China, which results in a substantial portion of our operating expenses being denominated in Renminbi, although the majority of our international purchases are made in U.S. dollars.

We currently do not engage in hedging or other activities to control the risk of our foreign currency exposure.

Exchange Controls

Chinese law allows enterprises owned by foreign investors to remit their profits, dividends and bonuses earned in China to other countries, and the remittance does not require prior approval by the State Administration on Foreign Exchange. SAFE regulations formerly required extensive documentation and reporting, some of which was burdensome and slowed payments. If there is a return to payment restrictions and reporting, the ability of a Chinese company to attract investors will be reduced. Also, current investors may not be able to obtain the profits of the business which they own as a result of other restrictions that the Chinese government may impose. Relevant Chinese laws and regulations permit payment of dividends only from retained earnings, if any, determined in accordance with Chinese accounting standards and regulations. It is possible that the Chinese tax authorities may require changes in our reported income that would limit our ability to pay dividends and other distributions. Chinese law requires companies to set aside a portion of net income to fund certain reserves which amounts are distributable as dividends. These rules and possible changes could restrict a company in China from repatriating funds to us and our stockholders as dividends.

Interest Rate Risk

Historically we have financed our operations from the issuance of equity and internally generated cash flow. As we have not relied on debt, we have had limited exposure to interest rate risk. However, as our operations expand, we may explore the use of debt. If this occurs then the cost associated with such debt could influence our profitability.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Subsequent to the evaluation discussed in the preceding paragraph, we discovered additional information that indicated deficiencies in the controls and procedures we use to ensure that information we are required to disclose in our reports to the SEC is summarized and reported within the required periods. As a result of this additional information we believe that our disclosure controls and procedures are not effective and need to be improved. We are working to address these areas and implement the improvements that are discussed below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In conducting this assessment, we recognized that the transition in 2007 of our operating subsidiaries to become the principal operating entities of a public company and the continued development of our business presented additional challenges and requirements on our internal control systems and procedures that had not been present for earlier periods. For example, while we had developed strong accounting systems and procedures to prepare the reports required of a privately held company in China, the transactions in 2007 meant that we would have to convert our financial reporting to prepare financial statements under generally accepted accounting principles in the U.S. (“US GAAP”). Similarly, although we have historically relied on direct and extensive oversight of our systems and operations by our experienced management team, we recognized that we would need to implement additional and improved controls and procedures as our company grew and developed. Based on the evaluation of our internal control over financial reporting, we determined that we had two significant deficiencies which could adversely affect our ability to initiate, authorize, record, process or report financial data in accordance with US GAAP. While the areas we identified are sources of potential risk, we do not believe that these potential risks have affected our financial statements or that there are any errors in our previously reported financial statements that would require restatement. The significant deficiencies we found were: (1) lack of sufficient accounting staff with appropriate knowledge, experience and training in the application of US GAAP; and (2) needed improvements in both our enterprise risk management system to address enterprise risks and related policies over enterprise level controls. Based on our evaluation under the framework in Internal Control – Integrated Framework and because of the significant deficiencies we identified, our management concluded that our internal control over financial reporting was not effective as of December 31, 2007.

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

Remediation Activities

We have disclosed the significant deficiencies identified above to the members of our Audit Committee and to our independent accountants. We have begun recruiting additional accounting personnel with knowledge or experience in US GAAP and have arranged training for our accounting staff in the application of US GAAP. Additionally, we have engaged a consultant to help us analyze, re-design and implement improved policies and procedures affecting our business (including our enterprise level controls) and our related internal control over financial reporting, as part of our comprehensive review we are undertaking to prepare for a future independent auditor attestation of management’s evaluation, which will be required by the rules of the Securities and Exchange Commission.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

In connection with the share exchange, Mill Basin’s officers and directors resigned and were completely replaced with Allied Moral’s officers and directors.

The following table and text set forth the names and ages (as of May 31, 2008) of all of our directors and executive officers. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Except for Mr. Huang being the brother-in-law of Mr. Hui, there are no family relationships among directors and executive officers.

Each of our directors, other than Mr. Hui and Mr. Huang, is “independent” under the independence standards adopted by the Nasdaq Capital Market. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under United States Federal securities laws.

Name	Age	Position
Hui Xiaobing	54	Chairman and CEO
Huang Jian	51	Vice President and Director
Li Bo	36	Corporate Secretary
Richard Shen	42	Chief Financial Officer
Cui Zhi	38	Chief Technology Officer
Tang Shucheng	45	Director of Marketing
Joe Chang	43	Director
Kenneth Borow	60	Director
Edward Meng	40	Director
Li Daxi	60	Director
Peter Slate	41	Director

Hui Xiaobing, Chairman of the Board and Chief Executive Officer

Mr. Hui currently serves as Chairman of the Board and Chief Executive Officer of Huiheng, positions he has held (including with Allied Moral) since the inception of that company in 2006, and Chairman of the Board and Chief Executive Officer of Changdu Huiheng, positions he has held since 2005. In addition, Mr. Hui has been the Chief Executive Office of Huiheng Industry since 2004. Mr. Hui also served from 1999 to 2006 as the President and Chairman of the Board of Shenzhen OUR Technology Co., Ltd., the pioneer of the radiotherapy industry in China. He is the former CEO of Everbright Securities, a major Chinese financial institution. Mr. Hui holds a Masters degree in Regional Economics from Tongji University.

Huang Jian, Vice President and Director

Mr. Huang, a director since November 2007, has a background in business and management. He currently serves as the Vice President of the company, a position he assumed in 2007. Mr. Huang is also the President and Director of Wuhan Kangqiao, positions he has held since 2006. In addition, Mr. Huang has been a director of Shenzhen Hyper since 2006 and has been the President of Shenzhen Hyper since 2001. Mr. Huang has a degree from Beijing Broadcast and Television University.

Li Bo, Corporate Secretary

Mr. Li has a background in business and engineering and holds a Ph.D. in management from Huazhong University of Science and Technology. Since 2005, Mr. Li has served as the Assistant to the CEO of Huiheng. He was obtaining his Ph.D. degree from 2002 through 2004. Prior to that, from 1998 to 2001, Mr. Li was the Assistant to the President of Wuhan Huazhong Numerical Control System Co., Ltd.

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

Cui Zhi, Chief Technology Officer

Mr. Cui oversees Changdu Huiheng’s research and development operations as the Chief Technology Officer, a position he has held since 2005. From 2002 to 2005, Mr. Cui was the Chief Engineer for Shenzhen Hyper, where he played a key role in the development of the Super Gamma System. Mr. Cui holds a Ph.D. in Physics from China Science and Technology University.

Tang Shucheng, Director of Marketing

Mr. Tang is responsible for the sales and marketing functions of Tibet Changdu as Director of Marketing, a position he has held since 2005. From 2000 to 2005, Mr. Tang was the Vice General Manager of SZ Jiancheng Investment Co., Ltd., a former affiliate of Huiheng. Mr. Tang studied at the Austria National Science and Technology Academy, where he earned a Ph.D. degree in physics.

Dr. Joe Chang, Director

Dr. Chang has been a director since November 2007 and is a member of the company’s Compensation Committee. He presently serves as Associate Professor and the Clinical Service Chief of Thoracic Radiation Oncology at the University of Texas M.D. Anderson Cancer Center in Houston, Texas, a position he has held since 2006, and is responsible for clinical operation for thoracic service. Dr. Chang has worked as an attending physician in the M.D. Anderson Cancer Center for the past six years. In recent years, he has received a Radiology Society of North America Research Scholar grant and the Career Development Award from the University of Texas M.D. Anderson Cancer Center lung cancer SPORE (NIH grant), among other research grants, honors and awards. He has published more than 110 papers and book chapters in the field of cancer biology and radiotherapy. Dr. Chang earned his medical degree at Shanghai Medical University in the PRC in 1985 and his Ph.D. from the University of Texas in 1997.

Dr. Kenneth Borow, Director

Dr. Borow has been a director since November 2007 and is Chairman of the company’s Compensation Committee. For the seven years beginning in 2000 he was President and Chief Executive Officer at Encorium Group, Inc., a Nasdaq listed company. He is currently Encorium’s President and Chief Medical and Strategic Development Officer. Dr. Borow is an internist, pediatrician, adult cardiologist and pediatric cardiologist with over 30 years of clinical research experience. He earned his medical degree at The Temple University School of Medicine in 1974. He completed his post doctoral training at the Brigham & Women’s Hospital, The Children’s Hospital Medical Center, and Harvard Medical School in Boston. Subsequently, he was Professor of Medicine and Pediatrics at the University of Chicago Medical Center. Dr. Borow has more than 100 medical/scientific publications. After completion of a 20 year academic career, Dr. Borow was responsible for Clinical Research Operations in the United States and Puerto Rico for Merck Research Laboratories. In this role, he oversaw clinical research studies for over 200 different protocols conducted at more than 2,500 investigative sites. Since coming to Encorium Group he has been involved in the design and conduct of more than 50 clinical trials, many of them multinational in scope. Dr. Borow has been a senior consultant to numerous pharmaceutical and biotechnology companies, medical imaging companies, and venture capital firms providing due diligence services for medical products as well as expertise in the design and conduct of clinical development programs in cardiovascular disease, hyperlipidemias, oncology, medical imaging, diabetes, pulmonary arterial hypertension, osteoporosis and multiple vaccines.

Edward Meng, Director

Mr. Meng has been a director since November 2007 and is Chairman of the company’s Audit Committee. Since 2007, Mr. Meng has also served as an independent director and chairman of the audit committee of China Housing and Land Development Limited, a Chinese real estate development company listed on the NASDAQ Capital Market. From October 2007 to April 2008, he served as Vice President, Finance/Chief Financial Officer of Terex Corporation, Beijing Representative Office. Terex Corporation is a diversified global manufacturer of a broad range of equipment for use in various industries, including the construction, infrastructure, quarrying, surface mining, shipping, transportation, refining and utility industries. Mr. Meng also previously served as part-time Chief Financial Officer and a director of Navstar Media Holdings, Inc., a public U.S. holding company with PRC operating subsidiaries specializing in media content production and distribution, in 2007, as Senior Financial Consultant to Shell (China) Limited from 2006 to 2007 and as the Chief Financial Officer of Koch Materials (China) Co. from 2003 to 2006. Prior to that, he served in executive and senior managerial positions at Intelsat, Inc. from 1997 to 2003 and Schenker International AG (China) from 1992 to 1995. A Certified Public Accountant, Mr. Meng is experienced in both PRC and U.S. GAAP accounting. Mr. Meng received his MBA from Georgetown University and a bachelors degree in English from Sichuan International Studies University in China. He is fluent in both Mandarin and English.

Dr. Li Daxi, Director

Dr. Li has been a director since November 2007 and is a member of the company’s Audit Committee and Compensation Committee. He founded the Chinese Association of Science and Business, an organization devoted to bridging science with business and bridging China with the world, in 1997. Dr. Li has 14 years experience in investment banking and venture capital, including ten years on Wall Street with Salomon Brothers and Lehman Brothers. He is a director of the United Orient Bank where he oversees investments and auditing of the bank. In March 2005, he was invited as an overseas representative to participate in the China National Chinese People’s Political Consultative Conference. He is also a co-founder of the Shenzhen Overseas Chinese Student Venture Park, a joint-venture with the Shenzhen city government, which hosts 250 high-tech startup companies. Dr. Li is a member of the company’s Audit Committee. Dr. Li received a Ph.D. in high energy physics from the City University of New York.

Mr. Peter Slate, Director

Mr. Slate has been a director since November 2007 and is a member of the company’s Audit Committee. He is the President & CEO of International Orthopedic Alliance. Previously, Mr. Slate was the President & CEO of Arizona Technology Enterprises, LLC. Mr. Slate has extensive experience as an advisor and board member for emerging companies. He has held senior executive positions with both public and private companies including Baxter International, Inc. and Zenith Electronics, Inc. Mr. Slate was also a corporate attorney with Katten, Muchin & Zavis (now Katten Muchin Rosenman, LLP) specializing in mergers, acquisitions and securities and private equity transaction. Mr. Slate received his BA from University of Michigan, JD from George Washington University and MBA from Northwestern University.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of our directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Item 12. Certain Relationships and Related Transactions.

Clear Honest International, Ltd. (“Clear Honest”), a corporation owned and controlled by Mr. Hui Xiaobing, our CEO, became a holder of more than 5% of our outstanding shares as a result of the share exchange with Allied Moral in May 2007. As discussed more fully under the caption “Business-Huiheng Medical’s Background,” the previous holders of Allied Moral capital stock exchanged their shares for shares of our capital stock. Clear Honest , is entitled to receive approximately 96.9% of the incentive shares that may be issued pursuant to the Allied Moral Securities Exchange Agreement. This incentive share program was negotiated as part of the Securities Exchange Agreement to provide the stockholders who controlled Allied Moral with an incentive to achieve or exceed the stated growth in the company earnings, which will benefit all of our stockholders.

In April 2006, Changdu Huiheng (our subsidiary) was owned by Mr. Hui Xiaobing, our CEO (1%) and Huiheng Industry (99%), an entity owned by Mr. Hui Xiaobing. In April 2006, Changdu Huiheng paid a total of $1,537,653 to Huiheng Industry as part of the consideration owed for the acquisition of Huiheng Industry’s 64% interest in Wuhan Kangqiao in September 2005. The remaining balance owed to Huiheng Industry and Mr. Hui Xiaobing was paid in full by Shenzhen Jiancheng to offset an existing liability of the same amount owed by Shenzhen Jiancheng to Changdu Huiheng. The offsetting liability had been incurred by Shenzhen Jiancheng in November when Shenzhen Jiancheng had acquired its initial equity interest in Changdu Huiheng. The unpaid consideration was interest free and payable on demand.

In August 2006, Allied Moral (our subsidiary, which was controlled by Mr. Hui Xiaobing, our CEO) acquired the equity interests in Changdu Huiheng from Huiheng Industry (99%) and Mr. Hui Xiaobing (1%) for $6,207,002 and $62,697 respectively. The total of $6,269,699 was fully paid in 2007 from the proceeds of the Series A Preferred Stock offering. This payment is reflected in the financial statements as a payment of $6,854,386, with the difference being the results of changing exchange rates, since the underlying obligation was denominated in RMB.

As of December 31, 2006, Huiheng Industry, which is owned by Mr. Hui Xiaobing, our CEO, owed Changdu Huiheng, a subsidiary of the company , a total of $688,100. This consisted of (i) an interest free and unsecured advance of $47,410 to Huiheng Industry for working capital, and (ii) $640,690 associated with the acquisition of its equity interest in Changdu Huiheng in 2004. These amounts due from Huiheng Industry had increased to $685,438 and $60,045, respectively, as of December 31, 2007, due to exchange rate differences on amounts denominated in RMB. The amounts are payable three months following demand by Changdu Huiheng.

Immediately following the sale of Series A Preferred Stock in February of 2007, Allied Moral (our subsidiary) redeemed 957,265 shares of its common stock held by Clear Honest for $3,589,744, of which a total of $3,494,836 was paid by Allied Moral to Clear Honest in February 2007. As a result, a balance of $94,908 is owed by Allied Moral to Clear Honest as of December 31, 2007 in connection with the redemption.

In addition to the outstanding balance owed to Clear Honest in connection with the redemption, as of December 31, 2007 there is an additional outstanding balance of $21,160 owed to Clear Honest by Allied Moral as a result of advances related to the acquisition of Changdu Huiheng in August 2006 .The advances from Clear Honest to Allied Moral were made to cover expenses associated with the acquisition of Changdu Huiheng in August 2006. The amounts are payable three months following demand by Clear Honest.

Indebtedness of Management

There have been no borrowings by management from the company.

Item 13. Financial Statements and Exhibits.

(a) Financial Statements:

Page
Report of Independent Registered Accounting Firm	F-1
Consolidated Balance Sheet at December 31, 2007	F-2
Consolidated Statements of Operations for the Years Ended December 31, 2007 and 2006	F-3
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2007 and 2006	F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006	F-5 - F-6
Notes to Consolidated Financial Statements	F-7 - F-36

HUIHENG MEDICAL, INC.
REPORT AND CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

HUIHENG MEDICAL, INC.
REPORT AND CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

CONTENTS

Pages

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Income	F-4

Consolidated Statements of Stockholders' Equity	F-5

Consolidated Statements of Cash Flows	F-6 - F-7

Notes to the Consolidated Financial Statements	F-8 - F-37

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Huiheng Medical Inc. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

UHY VOCATION HK CPA LIMITED
(Formerly known as UHY ZTHZ HK CPA Limited)
Hong Kong, the People’s Republic of China,
July 3, 2008

HUIHENG MEDICAL, INC.
CONSOLIDATED BALANCE SHEETS

		2007	2006
	Notes	December 31	December 31
		USD	USD
Assets

Current assets
Cash	3(b) & 4	866,585	338,039
Accounts receivable	3(c)&	8,040,015	2,649,300
Prepayments and other receivables	6	3,478,518	2,786,518
Amount due from a related party	15(b)	745,483	688,100
Inventories	3(d) & 7	1,071,613	1,624,675
Deferred income tax assets	14	20,630	18,879

Total current assets		14,222,844	8,105,511

Property, plant and equipment	3(e) & 8	3,701,692	435,705
Intangible assets	3(f) & 9	881,738	896,363
Investment in affiliate	3(g)	48,326	63,689
Deferred income tax assets	14	5,753	5,377

Total assets		18,860,353	9,506,645

Liabilities, minority interest and stockholders' equity

Current liabilities
Accounts payable		714,837	637,984
Income tax payable		207,660	827,828
Accrued liabilities and other payables	10	2,109,287	1,588,264
Amount due to related parties	15(c)	117,162	6,407,912

Total current liabilities		3,148,946	9,461,988

Minority interest	11	1,353,511	940,630

Stockholders' equity / (deficit)	12
Preferred stock, $0.001 par value; 1,000,000 shares authorized;
Designated Series A convertible preferred stock, $0.001 par value;
300,000 shares authorized; 266,666 shares issued and oustanding
with liquidation preference of $9,999,975		267	-
Common stock, $0.001 par value; 74,000,000 shares authorized;
23,150,000 shares issued and 13,450,000 shares outstanding		13,450	13,000
Additional paid-in capital		7,498,086	(1,616,554)
Retained earnings		6,147,877	712,279
Accumulated other comprehensive income
Foreign currency translation gain / (loss)		698,216	(4,698)

Total stockholders' equity / (deficit)		14,357,896	(895,973)

Total liabilities, minority interest and
stockholders' equity		18,860,353	9,506,645

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2007 AND 2006

	Note	2007	2006
		USD	USD

Revenues	13	16,203,566	12,669,866

Cost of revenues		(4,028,029)	(2,975,889)

Gross profit		12,175,537	9,693,977

General and administrative expenses		(1,530,074)	(1,276,910)
Sales and marketing expenses		(81,199)	(123,308)
Research and development costs		(263,314)	(124,283)

Operating income		10,300,950	8,169,476

Interest income		5,269	1,175
Equity in (loss)/income of affiliate		(19,023)	5,942

Income before income taxes and minority interest	13	10,287,196	8,176,593

Income taxes	14	(938,078)	(1,395,786)

Net income before minority interest		9,349,118	6,780,807

Minority interest		(333,349)	35,667

Net income		9,015,769	6,816,474

Translation adjustments		702,914	3,992

Comprehensive income		9,718,683	6,820,466

Earnings per share
- Basic	3q	0.68	0.52

- Diluted		0.56	0.52

Weighted common shares outstanding
- Basic		13,283,562	13,000,000	*

- Diluted		16,084,675	13,000,000	*

* As restated to reflect the reverse merger acquisition.

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2007 AND 2006

	Series A Preferred Stock $0.001 Par Value		Common Stock, $.001 Par Value		Additional		Accumulated Other	Total
	Number of		Number of		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity

Balance, December 31, 2005	-	-	13,000,000	$13,000	$(1,616,554)	$3,060,671	$(8,690)	$1,448,427

Comprehensive income:
Net income						6,816,474		6,816,474
Foreign currency translation gain							3,992	3,992

Total comprehensive income								6,820,466

Dividends declared						(9,164,866)		(9,164,866)

Balance, December 31, 2006	-	-	13,000,000	13,000	(1,616,554)	712,279	(4,698)	(895,973)

Recapitalization - reverse merger	266,666	267	450,000	450	(717)			-

Comprehensive income:
Net income						9,015,769		9,015,769
Foreign currency translation gain							702,914	702,914

Total comprehensive income								9,718,683

Contribution to capital, net					9,115,357			9,115,357

Payment for redemption of
common shares						(3,580,171)		(3,580,171)

Balance, December 31, 2007	266,666	$267	13,450,000	$13,450	$7,498,086	$6,147,877	$698,216	$14,357,896

See accompanying notes to the consolidated financial statements

HUIHENG MEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
	USD	USD

Cash flows from operating activities:

Net income	9,015,769	6,816,474

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	79,399	152,082
Amortization of intangible assets	91,758	175,049
Minority interest	333,349	(35,667)
Equity in losses/(earnings) of affiliate	19,023	(5,942)
Deferred taxes	(415)	2,637

Changes in assets and liabilities:
Accounts receivable	(5,390,715)	4,727,915
Prepayments and other receivables	(692,000)	(123,618)
Inventories	553,062	(184,542)
Accounts payable	76,853	(90,015)
Income tax payable	(620,168)	556,852
Amount due to related parties	116,068	-
Accrued liabilities and other payables	521,023	(1,672,898)

Net cash provided by operating activities	4,103,006	10,318,327

HUIHENG MEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
	USD	USD

Cash flows from investing activities:
Investment in affiliated company	-	7,958
Capital expenditures on addition of Property, plant and equipment	(3,371,037)	(78,019)
Advances to related parties	(12,635)	(47,410)
Advances from related parties	-	1,023
Payment of the acquisition of subsidiary	(6,854,386)	(1,537,653)
Repayment of advances to third parties	-	675,266
Advances to third parties	-	(194,770)

Net cash used in investing activities	(10,238,058)	(1,173,605)

Cash flows from financing activities:
Contribution to capital	9,115,357	-
Payment for redemption of common shares	(3,494,836)	-
Dividend paid	-	(9,164,866)

Net cash from / (used in) financing activities	5,620,521	(9,164,866)

Effect on change of exchange rates	1,043,077	221,575

Net increase in cash	528,546	201,431

Cash as of January 1	338,039	136,608

Cash as of December 31	866,585	338,039

Supplemental disclosures of cash flow and non-cash information:

Interest paid	-	-
Income tax paid	1,558,246	856,120

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

1.	Organization and Operations

Huiheng Medical, Inc. ("the Company" or "Huiheng"), formerly known as Mill Basin Technologies Limited ("Mill Basin"), is a China-based medical device company that, through its subsidiaries, designs, develops and markets radiation therapy systems used for the treatment of cancer. The Company is a Nevada holding company and conducts all of its business through operating subsidiaries.

In 2005, the ownership interests of Shenzhen Hyper Technology Company, Ltd. (“Shenzhen Hyper”), Wuhan Kangqiao Medical New Technology Company, Ltd. (“Wuhan Kangqiao”) and Beijing Yuankang Kbeta Nuclear Technology Company, Ltd. (“Beijing Kbeta”) were reorganized under Tibet Changdu Huiheng Industry Development Company, Ltd. (“Changdu Huiheng”), a Chinese holding company established in Tibet. Upon the completion of the reorganization, Changdu Huiheng owned 75% of the equity interest in Shenzhen Hyper, 100% of the equity interest of Wuhan Kangqiao and 50% of the equity interest of Beijing Kbeta. Remaining equity interests in Shenzhen Hyper and Beijing Kbeta are owned by unrelated and unaffiliated parties (or “by an unrelated and unaffiliated party”).

In 2006, Mr. Hui Xiaobing, the sole owner of Changdu Huiheng, established Allied Moral Holdings, Ltd. ("the Allied Moral') in the British Virgin Islands as a holding company and transferred 100% of the ownership interests of Changdu Huiheng to Allied Moral as part of an ownership restructuring to facilitate investments by foreign investors.

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

The consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Cash

Cash consists of cash on hand and in the bank.

(c)	Accounts Receivable

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts, sales returns, trade discounts and value added tax. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company performs ongoing credit evaluations of its customers' financial conditions. The Company provided an allowance of $5,059 and $4,446 for doubtful accounts respectively as of December 31, 2007 and 2006.

Outstanding account balances are reviewed individually for collectibility. Account balance~~s~~ are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

The estimated useful lives of the assets are as follows:

Estimated Life

Building improvements	3 to 5
Buildings	20
Production equipment	3 to 5
Furniture, fixtures and office equipment	3 to 5
Motor vehicles	5 to 10

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

3.	Summary of Significant Accounting Policies (.../Cont'd)

(f)	Intangible Assets

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

Estimated Life

Patented technology	20
Software	5

(g)	Investment in Affiliate

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

Research and development costs are charged to expense as incurred. Research and development costs mainly consist of remuneration for the research and development staff and material costs for research and development. The Company incurred $263,314 and $124,283 for the years ended December 31, 2007 and 2006, respectively.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

3.	Summary of Significant Accounting Policies (.../Cont'd)

(l)	Income Taxes

The Company accounts for income taxes under FASB Statement No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the year that includes the enactment date.

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

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the year. The related transaction adjustments are reflected in "Accumulated other comprehensive income / (loss)" in the stockholders' equity section of the Company consolidated balance sheet.

The average monthly exchange rates for 2007 and the closing rate of December 31, 2007 were Rmb 7.5973 and Rmb 7.2946 to one USD, respectively. The average monthly exchange rates for 2006 and the closing rate as of December 31, 2006 were Rmb 7.9579 and Rmb 7.8041 to one USD, respectively.

(q)	Earnings Per Share

Basic earnings per share are computed on the basis of the weighted-average number of shares of the Company common stock outstanding during the year. Diluted earnings per share is computed on the basis of the weighted-average number of shares of the Company common stock plus the effect of dilutive potential common shares outstanding during the period using the if-converted method. Dilutive potential common shares include Series A Convertible Preferred Stock.

The following table sets forth the computation of basic and diluted net income per share:

	December 31,
	2007	2006

Net income	$9,015,769	$6,816,474

Weighted average outstanding shares of common stock	13,283,562	13,000,000
Dilutive effect of Convertible Preferred Stock	2,801,113	-
Diluted weighted average outstanding shares	16,084,675	13,000,000

Earnings per share:
Basic	$0.68	$0.52
Diluted	$0.56	$0.52

The weighted-average number of common shares outstanding during the period from January 1, 2006 through the May 2007 share exchange is based on the number of shares of Allied Moral multiplied by the exchange ratio in the merger agreement. The weighted-average number of common shares outstanding from the acquisition date through December 31, 2007 is based upon the actual number of shares outstanding during the period.

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

SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, establishes standards for reporting information on operating segments in interim and annual financial statements. The Company operates in two segments (i) selling the medical equipment and, (ii) providing the consultancy, repairs and maintenance services for the customers. The chief operating decision-makers review the Company's operation results on an aggregate basis and manage the operations as two operating segments as disclosed in note 13.

(t)	Deferred Offering Costs

Deferred offering costs are those costs directly attributable to the Company's proposed public offering. Such costs consist principally of professional fees and will be charged to stockholders' equity upon receipt of the capital raised. Should the proposed offering prove to be unsuccessful, the deferred costs will be charged to operations.

(u)	Comprehensive Income

The Company has adopted SFAS No. 130 Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statements of Income and the Consolidated Statement of Stockholders’ Equity.

(v)	Financial Instruments with Characteristics of both Liabilities and Equity

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

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

3.	Summary of Significant Accounting Policies (.../Cont'd)

(w)	Impact of New Accounting Standards

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, Accounting for Contingencies. The Company adopted the provisions of this statement on July 1, 2007. The adoption of this statement did not have a material effect on the Company's financial condition and results of operations.

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

 (w) Impact of New Accounting Standards (…/Cont'd)

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

In December 2007, The FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which replaces FASB Statement no. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008, which will be the Company's fiscal year that begins after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on the Company's financial condition, results of operations and cash flows.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

3.	Summary of Significant Accounting Policies (.../Cont'd)

 (w) Impact of New Accounting Standards (…/Cont'd)

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

Cash represents cash in the bank and cash on hand. There were no cash equivalents as of December 31, 2006 and 2007.

Renminbi is not a freely convertible currency and the remittance of funds out of the PRC is subject to the exchange restrictions imposed by the PRC government.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

5.	Derivative Financial Instruments and Hedging Activities

The Company did not enter into any derivative financial instruments for any purpose during the years presented. The Company does not hedge risk exposures or speculate using derivative instruments.

6.	Prepayments and Other Receivables

	2007	2006
	USD	USD
Prepayments to suppliers	2,333,901	1,568,007
Advances to third parties (a)	866,669	810,087
Other receivables
- VAT tax refund	102,523	95,830
- loan or advance to staff for business travelling	91,496	69,666
- utilities and rental deposits	12,394	12,336
- prepayment made to Jilin University for research	41,126	-
- prepaid expenses made by director	6,854	-
- tax deposit	-	216,433
- prepayment made to Shanghai Measuring and Testing Institute	-	10,892
- others	23,555	3,267
	3,478,518	2,786,518

(a)
Advances to third parties represent unsecured, interest-free advances due from Shenzhen Hui Xin Nano Technology Development Company Limited (Hui Xin) and advances due from Shenzhen Jiancheng Investment Co., Limited ("Jiancheng").

The balances due at December 31, 2007 and 2006 of $181,230 and $169,398, respectively, resulted from advances made during prior periods in contemplation of a business acquisition of Hui Xin which has since been abandoned. Payments received on the advances during 2006 approximated $311,119 (none in 2007). All the advances outstanding at December 31, 2007 are repayable to the Company in accordance with a fixed repayment schedule beginning in June 2008.

The balances due at December 31, 2007 and 2006 of $685,439 and $640,689, respectively, resulted from advances made to Jiancheng, a distributor of the Company's products, in prior periods also in contemplation of a business acquisition which has since been abandoned. Pursuant to an agreement, Jiancheng has agreed to repay the advances during the periods from June to December 2008.

During 2006, additional advances of $194,770 were made to a third party, Shenzhen Hui Si Rui Technology Development Company Limited (Hui Si Rui). Such advances were unsecured and interest-free. Payments received on the advances during 2006 were $364,147 representing the repayment of the 2006 advances as well as advances made in periods prior to 2006.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

7.	Inventories

 Inventories as of December 31, 2006 and 2007 consisted of the following:

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

8.	Property, Plant and Equipment

	2007	2006
	USD	USD

Building improvements	161,192	150,668
Buildings	103,316	96,570
Production equipment	531,506	364,952
Furniture, fixtures and office equipment	182,002	148,761
Motor vehicles	175,301	124,997
	1,153,317	885,948
Accumulated depreciation	(617,175)	(450,243)
	536,142	435,705

Construction in progress	3,165,550	-
	3,701,692	435,705

Depreciation expense is included in the consolidated statements of income. For the year ended December 31, 2007 and 2006, depreciation expenses were $79,399 and $164,810, respectively.

Construction in progress included costs associated with the refurbishment of the new office. Building which was completed in early 2008.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

9.	Intangible Assets

The following table summarizes the Company's net amortized carrying value of its intangible assets as of December 31, 2006 and 2007.

	Patented technology USD	Software USD	Total USD

Balance as of January 1, 2006	936,616	102,804	1,039,420
Amortization	(57,856)	(85,201)	(143,057)
Balance as of December 31, 2006	878,760	17,603	896,363
Foreign currency translation gain	77,133	-	77,133
Amortization	(74,155)	(17,603)	(91,758)
Balance as of December 31, 2007	881,738	-	881,738

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

 Estimated amortization expenses for the years ending 2008 - 2012 is $74,155 per year, based on the average exchange rate in 2007.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

10.	Accrued Liabilities and Other Payables

 Accrued liabilities and other payables as of December 31, 2006 and 2007 consist of the following:

	2007	2006
	USD	USD

VAT, other taxes payable and surcharges	1,136,565	859,073
Accrued expenses	364,503	99,858
Accrued payroll and welfare	264,391	159,872
Customer deposits	343,828	300,558
Advance from third party	-	168,903
	2,109,287	1,588,264

Advance from third party represented unsecured, interest-free advances which are repayable on demand.

11.	Minority interest

Minority interest represents the share of 25% equity interest of Shenzhen Hyper owned by Shenzhen OUR International Limited.

12.	Stockholders' Equity

(a) Stockholders' Capital

The Company has authorized 74,000,000 shares of Common stock. As of December 31, 2007, 23,150,000 shares were issued and 13,450,000 shares were outstanding.

The Company has authorized 1,000,000 shares of Preferred stock, with 300,000 shares designated as Series A convertible preferred stock. As of December 31, 2007, 266,666 shares were issued and outstanding with liquidation preference of $9,999,975.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

12.	Stockholders' Equity (…/Cont'd)

(a)	Stockholders' Capital (…/Cont'd)

During 2008, the Company modified the terms of its Series A Convertible Preferred Stock. The modifications:

-	removed the redemption provisions,

-
revised the dividend provisions whereby dividends are only payable on a liquidation event and would not be payable in the event of a voluntary conversion or an automatic conversion on a qualifying public offering,

-	authorized stock dividends as long as the preferred stock conversion ratio is adjusted’ and

-	removed the requirement for an automatic conversion in the event of a public offering.

The Company has classified the preferred stock as permanent equity.

Acquisition of Changdu Huiheng

In July 2006, Mr. Hui Xiaobing, the sole owner of Changdu Huiheng, established Allied Moral Holdings, Ltd. ("Allied Moral") in the British Virgin Islands as a holding company to facilitate investments by foreign investors. Allied Moral then purchased 100% of the ownership interests of Changdu Huiheng.

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

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

12.	Stockholders' Equity (…/Cont'd)

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

Series A Conversion

In February 2008, certain shareholders of the Series A Preferred Stock converted a total of 33,333 shares into common stock, at a rate of 1 share Series A Preferred stock to 10.5042 shares common stock resulting in the issuance of 350,137 shares of common stock.

(b)    Retained earnings

Retained earnings at December 31, 2006 and December 31, 2007 include a General Reserve Fund of $1,310,516. The General Reserve Fund includes statutory surplus reserve and statutory public welfare reserve.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

12.	Stockholders' Equity (…/Cont'd)

(b) Retained earnings (…/Cont'd)

Statutory Surplus Reserve

In accordance with PRC Company Law, Changdu Huiheng is required to appropriate at least 10% of the profit arrived at for each year to the statutory surplus reserve. Appropriation to the statutory surplus reserve by Changdu Huiheng is based on profit arrived at under PRC accounting standards for business enterprises for each year.

The profit arrived at must be set off against any accumulated losses sustained by Changdu Huiheng in prior years, before allocation is made to the statutory surplus reserve. Appropriation to the statutory surplus reserve must be made before distribution of dividends to owners. The appropriation is required until the statutory surplus reserve reaches 50% of the stockholders' capital. This statutory surplus reserve is not distributable in the form of cash dividends.

Statutory Public Welfare Reserve

In accordance with PRC Company Law, Changdu Huiheng appropriated 5% of the profit for each year to the statutory public welfare reserve prior to December 31, 2005. No statutory public welfare reserve is mandatory after December 31, 2005.

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

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

12.	Stockholders' Equity (…/Cont'd)

(c)	Dividend

Pursuant to the resolution passed at the Board of Directors' meeting in 2006, total dividends of $9,164,866 were declared and paid to Changdu Huiheng's equity owner prior to the restructuring. The dividend is based on retained earnings arrived at under PRC accounting standards for business enterprise and was paid prior to the recapitalization of the Company.

13.	Segment Reporting

The Group has two reportable segments: products and services.

The following table presents information about the Company's operating segments for the years ended December 31, 2006 and 2007:

	2007	2006	Annual % change
	USD	USD

Revenues:
Products	9,530,071	6,605,273	44.28%
Services	5,034,683	4,681,669	7.54%
Other	1,638,812	1,382,924	18.50%
	16,203,566	12,669,866	27.89%

Operating income:
Products	5,796,585	3,937,843	47.20%
Services	4,600,109	4,337,419	6.06%
Other	1,638,812	1,382,924	18.50%
	12,035,506	9,658,186	24.61%

Corporate expenses	(1,734,556)	(1,488,710)	16.51%

Operating income	10,300,950	8,169,476	26.09%

Other revenue consists principally of government financial subsidies to Changdu Huiheng.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

14.	Income Taxes

All of the Company's income is generated in the PRC.

Income tax expense for the years ended December 31, 2006 and 2007:

	2007	2006
	USD	USD

Current income tax expense	938,493	1,393,149
Deferred income tax (benefit) / expense	(415)	2,637
Total income tax expense	938,078	1,395,786

As Changdu Huiheng is located in the western area in the PRC and is within the industry specified by relevant laws and regulations of the PRC, the tax rate applicable to the Company is Changdu Huiheng is 10% in 2007 and 15% in 2006.

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

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

14.	Income Taxes (…/Cont'd)

A reconciliation of the expected income tax expense to the actual income tax expense for the years ended December, 2006 and 2007 are as follows:

	2007	2006
	USD	USD

Income before income taxes and minority interest	10,287,196	8,176,593

Expected PRC income tax expense at statutory tax rate of 33%	3,394,775	2,698,276

Non-deductible expenses
- Non-deductible entertainment expenses	(116,450)	-
- Others	(49,385)	31,893
Non-taxable income	-	(35,855)
Temporary difference	(415)	2,637
Others	52,020	170,622
Tax rate differences	(2,342,467)	(1,471,787)
Actual income tax expense	938,078	1,395,786

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

	2007	2006
	USD	USD
Current deferred tax assets:
Provision for other receivables	20,630	18,879
Current deferred tax assets	20,630	18,879

Non-current deferred tax assets:
Deferred expenses	5,753	5,377
Non-current deferred tax assets	5,753	5,377

Total deferred tax assets	26,383	24,256

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

14.	Income Taxes (…/Cont'd)

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

15.	Related Party Transactions

(a) A summary of significant related party transactions during 2007 and 2006 follows:

Shenzhen Huiheng Industry Co., Ltd. ("Huiheng Industry")

During 2007 and 2006, the Company advanced, for working capital purposes, $12,635 and $47,410 to Huiheng Industry. Huiheng industry is owned by Mr. Hui Xiaobing.

Changdu Huiheng Acquisition

In August 2006, the Company acquired its ownership interest in Changdu Huiheng from Huiheng Industry and Mr. Hui Xiaobing for total consideration of $6,269,699 based upon the exchange rate on the acquisition date. The purchase consideration was paid during 2007 and amounted to $6,854,386 (as adjusted for exchange rates in effect as of the date paid).

Wuhan Kangqiao Acquisition

During 2005, the Company acquired Wuhan Kangqiao from Huiheng Industry. The balance of the consideration for the acquisition was paid during 2006 and amounted to $1,537,653.

Share Redemption

In February 2007, prior to the share exchange with Mill Basin, the Company redeemed 957,265 common shares held by Clear Honest International, Ltd. ("Clear Honest"), an entity owned by Mr. Hui Xiaobing, for $3,589,744. Amounts paid during 2007 related to the redemption totalled $3,494,836.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

15.	Related Party Transactions (…/Cont'd)

(b) A summary of related party receivables at December 31, 2007 and 2006 follows:

Amounts due from a related party at December 31, 2007 and 2006 includes amounts due from Huiheng Industry related to the original acquisition of Changdu Huiheng in 2004 together with working capital advances (described above) during 2007 and 2006. Amounts due from Huiheng Industry are payable pursuant to contractual agreements.

(c) A summary of related party payables at December 31, 2007 and 2006 follows:

	2007	2006
	USD	USD

Huiheng Industry (i)	-	6,342,820
Hui Xiaobing	1,094	65,092
Clear Honest International Limited (ii)	116,068	-
	117,162	6,407,912

(i)
Due to Huiheng Industry at December 31, 2006 represents the amounts due (as adjusted for exchange rate differences) related to the 2006 Changdu Huiheng acquisition. As described above, such amounts were repaid during 2007.

(ii)	Amounts due to Clear Honest at December 31, 2007 represent the remaining balance due pursuant to the 2007 share redemption ($94,908), as well as advances related to the acquisition of Changdu Huiheng.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

16.	Pension and Other Postretirement Benefits

Pursuant to the relevant laws and regulation in the PRC, the Company participates in defined contribution retirement plans for its employees arranged by a governmental organization. The Company makes contributions to the retirement scheme at the applicable rate based on the employees' salaries. The required contributions under the retirement plans are charged to the consolidated statements of operations on an accrual basis. The Company's contributions totalled $52,526 and $55,103 for the years ended December 31, 2006 and 2007 respectively.

The Company has no other obligation to make payments in respect to retirement benefits of its employees.

17.	Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amount of financial instruments, such as accounts receivable, other receivables, accounts payable, and other payables, approximates their fair values because of the short term maturity of these instruments.

18.	Concentration of Credit Risk

(a)	Customers Concentrations

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

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

18.	Concentration of credit risk (…/Cont'd)

(b)	Other Credit Risks

As of December 31, 2007, all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which were insured or collateralized. However, management believes those financial institutions are of high credit quality and has assessed the loss arising from the non-insured cash and cash equivalents from those financial institutions to be immaterial to the consolidated financial statements. Therefore, no loss in respect of the cash and cash equivalent were recognized as of December 31, 2007.

19.	Foreign operations

(a)	Operations

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

Under laws of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following: (i) cumulative prior years' losses, if any; (ii) allocations to the "Statutory Surplus Reserve" of at least 10% of net income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's stockholders' equity; (iii) allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's "Statutory Common Welfare Fund", which is established for the purpose of providing employee facilities and other collective benefits to employees in China; and (iv) allocations to any discretionary surplus reserve, if approved by stockholders.

As of December 31, 2007, the Company established and segregated in retained earnings an aggregate amount for the Statutory Surplus Reserve and the Statutory Common Welfare Fund of $1,310,516.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

20.	Operating lease commitments

Rental expense for obligations under operating leases was $44,746 (RMB349,200) and $52,504 (RMB383,000) for the years ended December 31, 2006 and 2007, respectively. As of December 31, 2007, the total future minimum lease payments under non-cancellable operating leases was $5.22 million, which was based on the closing rate in 2007. The amounts payable are as follows:

USD

December 31
2008	263,209
2009	263,209
2010	263,209
2011	263,209
2012	263,209
Thereafter	3,904,255
5,220,300

(b) Exhibits:

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

4.1
Certificate of Designation for Series A Preferred Stock (incorporated by reference to the exhibit to the registrant's current report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2008)

10.1
Securities Exchange Agreement dated May 15, 2007 (incorporated by reference to the exhibit to the registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2007)

10.2	Huiheng 2007 Share Plan (incorporated by reference to the exhibit to the Amendment No. 2 to Form SB-2 filed with the Securities and Exchange Commission on February 1, 2008)

10.3
Stock Purchase Agreement dated September 1, 2006 (incorporated by reference to the exhibit to the registrant’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on February 28, 2007)

10.4	Office Lease (incorporated by reference to the exhibit to the Amendment No. 1 to Form SB-2 filed with the Securities and Exchange Commission on December 5, 2007)

10.5
Investors’ Right Agreement among Allied Moral Holdings and the purchasers of Series A Preferred Stock (incorporated by reference to the exhibit to the Amendment No. 2 on Form S-1 to Form SB-2 filed with the Securities and Exchange Commission on July 7, 2008)

10.6	Amendment to Investors’ Rights Agreement (incorporated by reference to the exhibit to the Amendment No. 2 on Form S-1 to Form SB-2 filed with the Securities and Exchange Commission on July 7, 2008)

10.7	Sample Form of Equipment Sales Contract (incorporated by reference to the exhibit to the Amendment No. 2 to Form SB-2 filed with the Securities and Exchange Commission on February 1, 2008)

10.8
Sample Form of Purchase Contract for Cobalt-60 Radiation Sources (incorporated by reference to the exhibit to the Amendment No. 2 on Form S-1 to Form SB-2 filed with the Securities and Exchange Commission on July 7, 2008)

10.9
Sample Form of Contract for Commissioned Manufacturing of Parts (incorporated by reference to the exhibit to the Amendment No. 2 on Form S-1 to Form SB-2 filed with the Securities and Exchange Commission on July 7, 2008)

10.10
Sample Form of Contract for Commissioned Manufacturing (incorporated by reference to the exhibit to the Amendment No. 2 on Form S-1 to Form SB-2 filed with the Securities and Exchange Commission on July 7, 2008)

10.11
Capital Contribution Transfer Agreement between Shenzhen Huiheng Industry Co., Ltd. and Allied Moral Holdings Limited dated August 21, 2006 (incorporated by reference to the exhibit to the Amendment No. 2 on Form S-1 to Form SB-2 filed with the Securities and Exchange Commission on July 7, 2008)

10.13
Creditor’s Rights and Liability Confirmation Agreement (incorporated by reference to the exhibit to the Amendment No. 2 on Form S-1 to Form SB-2 filed with the Securities and Exchange Commission on July 7, 2008)

10.14
Letter Agreement between Allied Moral Holdings Limited and Clear Honest International Co. Ltd., dated January 5, 2008 (incorporated by reference to the exhibit to the Amendment No. 2 on Form S-1 to Form SB-2 filed with the Securities and Exchange Commission on July 7, 2008)

10.15
Letter Agreement between Shenzhen Huiheng Industry Co., Ltd. And Tibet Changdu Huiheng Development Co., Ltd. dated January 5, 2008 (incorporated by reference to the exhibit to the Amendment No. 2 on Form S-1 to Form SB-2 filed with the Securities and Exchange Commission on July 7, 2008)

10.16
Capital Contribution Transfer Agreement between Shenzhen Huiheng Industry Co., Ltd. and Tibet Changdu Huiheng Development Co., Ltd. dated February 25, 2006 (incorporated by reference to the exhibit to the Amendment No. 2 on Form S-1 to Form SB-2 filed with the Securities and Exchange Commission on July 7, 2008)

10.17
Capital Contribution Transfer Agreement between Hui Xiaobing and Tibet Changdu Huiheng Development Co., Ltd. dated February 25, 2006 (incorporated by reference to the exhibit to the Amendment No. 2 on Form S-1 to Form SB-2 filed with the Securities and Exchange Commission on July 7, 2008)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the Shenzen, China on August 25, 2008.

Huiheng Medical, Inc.,
a Nevada corporation

By:	/s/ Hui Xiaobing
Hui Xiaobing
President and Chief Executive Officer

August 25, 2008