Form 10-Q/A
period 2008-03-31
HUIHENG MEDICAL, INC.
filed 2008-08-26
CIK 1353972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

The undersigned registrant (“Registrant”) previously filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 on May 15, 2008. On July 7, 2008, the Registrant filed an Amendment No. 2 on Form S-1 to its registration statement on Form SB-2 (“Registration Statement”) with updated disclosure in response to SEC comments. The purpose of this Amendment No. 1 on Form 10-Q/A is to conform the information contained in the financial statements and the Management’s Discussion and Analysis section to the disclosure provided in the Registration Statement.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

HUIHENG MEDICAL, INC.

MARCH 31, 2008

(UNAUDITED)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)

Consolidated Balance Sheets	2

Consolidated Statements of Income for the Three Months Ended March 31, 2008 and 2007	3

Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2008	4

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007	5

Notes to the Consolidated Financial Statements	6 to 18

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		March 31, 2008	December 31, 2007
CURRENT ASSETS:	Note	(Unaudited)
Cash		$625,027	$866,585
Accounts receivable		8,451,397	8,040,015
Prepayments and other receivables	4	4,756,400	3,478,518
Inventories	3	1,237,001	1,071,613
Amount due from a related party	9	775,528	745,483
Deferred income tax assets	12	21,461	20,630

Total Current Assets		15,866,814	14,222,844

INVESTMENT IN AFFILIATE		62,107	48,326

PROPERTY, PLANT AND EQUIPMENT	5	2,688,608	3,701,692

INTANGIBLE ASSETS	6	897,188	881,738

DEFERRED OFFERING COSTS		189,407	-

DEFERRED INCOME TAX ASSETS, net of current portion	12	5,985	5,753

Total Assets		$19,710,109	$18,860,353

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable		$534,730	$714,837
Amount due to related parties	9	121,884	117,162
Income tax payable		340,106	207,660
Accrued liabilities and other payables	7	1,655,909	2,109,287

Total Current Liabilities		2,652,629	3,148,946

MINORITY INTEREST	8	1,326,011	1,353,511

Total Liabilities		3,978,640	4,502,457

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized;	10
Designated 300,000 shares of Series A convertible preferred stock;		234	267
233,333 and 266,666 shares issued and outstanding with
liquidation preference of $8,749,988 at March 31, 2008
Common stock, $0.001 par value; 74,000,000 shares authorized;
23,500,137 shares issued, 13,800,137 and 13,450,000 shares outstanding		13,800	13,450
Additional paid-in capital		7,498,086	7,498,086
Retained earnings		6,921,230	6,147,877
Accumulated other comprehensive income
Foreign currency translation gain		1,298,119	698,216

Total Stockholders' Equity		15,731,469	14,357,896

Total Liabilities, Minority Interest and Stockholders' Equity		$19,710,109	$18,860,353

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

		For The Three Months Ended
		March 31,	March 31,
	Note	2008	2007

REVENUES	11	$1,428,142	$4,122,904

COST OF REVENUES		101,067	1,310,447

GROSS PROFIT		1,327,075	2,812,457

OPERATING EXPENSES:
Sales and marketing expenses		21,888	12,262
General and administrative expenses		405,765	321,577
Research and development costs		96,520	31,285

Total Operating Expenses		524,173	365,124

OPERATING INCOME		802,902	2,447,333

OTHER INCOME (EXPENSE):
Interest income		344	1,138
Equity in income of affiliate		11,590	2,293

Total Other Income		11,934	3,431

NET INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	11	814,836	2,450,764

INCOME TAXES	12	121,530	287,247

NET INCOME BEFORE MINORITY INTEREST		693,306	2,163,517

MINORITY INTEREST		80,364	12,503

NET INCOME		773,670	2,176,020

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain		599,903	36,591

COMPREHENSIVE INCOME		$1,373,573	$2,212,611

EARNINGS PER SHARE
- Basic		$0.06	$0.17

- Diluted		$0.05	$0.14

Weighted Common Shares Outstanding
- Basic		13,596,217	13,000,000	*

- Diluted		16,251,113	15,801,113	*

*As restated to reflect the reverse merger acquisiton

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2008
(Unaudited)
	Series A Preferred Stock $0.001 Par Value		Common Stock, $0.001 Par Value		Additional		Accumulated Other	Total
	Number of		Number of		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity

Balance, December 31, 2007	266,666	267	13,450,000	13,450	7,498,086	6,147,877	698,216	14,357,896

Comprehensive income:
Net income	-	-	-	-	-	773,670	-	773,670
Foreign currency translation gain	-	-	-	-	-	-	599,903	599,903

Total comprehensive income	-	-	-	-	-	-	-	1,373,573

Conversion of stock	(33,333)	(33)	350,137	350	-	(317)	-	-

Balance, March 31, 2008	233,333	$234	13,800,137	$13,800	$7,498,086	$6,921,230	$1,298,119	$15,731,469

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended
	March 31,
	2008	2007

Cash flows from operating activities:

Net income	$773,670	$2,176,020

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	41,660	38,191
Amortization of intangible assets	19,674	18,191
Minority interest	(80,364)	(12,503)
Equity in income of affiliate	(11,590)	(2,293)
Deferred taxes	-	(29,339)

Changes in assets and liabilities:
Accounts receivable	(411,382)	(1,772,905)
Prepayments and other receivables	(119,005)	(758,932)
Inventories	(165,388)	611,465
Accounts payable	(180,107)	72,575
Income tax payable	132,446	317,478
Amounts due from/to related parties	-	44,886
Accrued liabilities and other payables	(453,378)	(224,969)

Net cash (used in ) / provided by operating activities	(453,764)	477,865

Cash flows from investing activities:
Capital expenditures on addition of property, plant and equipment	(58,396)	(395)
Advances to related parties	-	(8,805)
Payment for the acquisition of a subsidiary	-	(6,409,260)

Net cash used in investing activities	(58,396)	(6,418,460)

Cash flows from financing activities:
Deferred offering costs	(189,407)	-
Proceeds of issue of common shares	-	139,572
Net proceeds of issued of preferred shares	-	9,780,202
Payment for redemption of common shares	-	(3,494,836)

Net cash from financing activities	(189,407)	6,424,938

Net (decrease) / increase in cash	(701,567)	484,343

Effect on change of exchange rates	460,009	(45,639)

Cash as of January 1	866,585	338,039

Cash as of March 31	$625,027	$776,743

Supplemental disclosures of non-cash information:

Interest paid	$-	$-
Income tax paid	$-	$-

During the 3 months ended March 31, 2008, an amount of $1,158,877 was transferred from Property, Plant and Equipment to Other Receivables, representing amounts paid on construction in progress on behalf of the landlord in 2007 that will now be offset against future lease payments.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts, sales returns, trade discounts and value added tax. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial conditions. The Company provided an allowance of $5,263 for doubtful accounts as at March 31, 2008.

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

The average monthly exchange rates for three months ended March 31, 2008 and the closing rate as of March 31, 2008 were Rmb 7.1590 and Rmb 7.0120 to one USD, respectively. The average monthly exchange rates for three months ended March 31, 2007 and the closing rate as of March 31, 2007 were Rmb 7.7452 and Rmb 7.7232 to one USD, respectively.

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

The following table sets forth the computation of basic and diluted net income per share:

	For the Three Months Ended March 31
	2008	2007

Net income	773,670	2,176,020

Weighted average outstanding shares of common stock	13,596,217	13,000,000
Dilutive effect of Convertible Preferred Stock	2,654,896	2,801,113
Diluted weighted average outstanding shares	16,251,113	15,801,113

Earnings per share:
Basic	0.06	0.17
Diluted	0.05	0.14

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

NOTE 3 - INVENTORIES

At March 31, 2008, inventories consisted of the following:

Raw materials	$353,841
Work-in-progress	883,160
$1,237,001

Final assembly of our products, including installation of radioactive source materials, is conducted on site at our customer locations. Our products are not considered to be finished good (available for sale in the normal course of business) until such time as the source material is installed in the units.

NOTE 4 - PREPAYMENTS AND OTHER RECEIVABLES

At March 31, 2008, prepayments and other current assets consisted of the following:

Prepayments to suppliers	$2,309,586
Advances to third parties (a)	901,597
Other receivables
- construction in progress paid on behalf of landlord (b)	1,158,877
- VAT tax refund	106,655
- loan or advance to staff for business traveling	198,844
- utilities and rental deposits	2,210
- prepayment of made to Jilin University for research	42,784
- prepaid expenses made by director	2,852
- others	32,995
$4,756,400

(a)
Advances to third parties represent unsecured, interest-free advances due from Shenzhen Hui Xin Nano Technology Development Company Limited (“Hui Xin”) and advances due from Shenzhen Jiancheng Investment Co., Ltd ("Jiancheng").

The balance due at March 31, 2008 of $188,534 resulted from advances made during prior periods in contemplation of a business acquisition of Hui Xin which has since been abandoned. All the advances outstanding at March 31, 2008 are repayable to the Company in accordance with a fixed repayment schedule beginning in June 2008.

The balance due at March 31, 2008 of $713,063 resulted from advances made to Jiancheng, a distributor of the Company’s products, in prior periods also in contemplation of a business acquisition which has since been abandoned. Pursuant to an agreement, Jiancheng has agreed to repay the advances during the periods from June to December 2008.

(b)
During the three months ended March 31, 2008, an amount of $1,158,877 was transferred from Property, Plant and Equipment to Other Receivables, representing amounts paid on construction in progress on behalf of the landlord in 2007 that will now be offset against future lease payments.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

At March 31, 2008, property, plant and equipment consisted of the following:

Building improvements	$167,688
Buildings	2,246,669
Production equipment	581,164
Furniture, fixture and office equipment	214,557
Motor vehicles	182,366
$3,392,444
Less: Accumulated depreciation	(703,836)
$2,688,608

Depreciation expense is included in the consolidated statements of income. For the three months ended March 31, 2008 and 2007, depreciation expenses were $41,660 and $38,191, respectively.

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

For the three months ended March 31, 2008 and 2007, amortization expense was $19,674 and $18,191.

NOTE 7 - ACCRUED LIABILITIES AND OTHER PAYABLES

At March 31, 2008 accrued liabilities and other payables consisted of the following:

Accrued expenses	$385,689
Accrued payroll and welfare	318,777
Value added tax, other taxes payable	577,150
Deposits	374,293
$1,655,909

NOTE 8 - MINORITY INTEREST

Minority interest represents the share of 25% equity interest of Shenzhen Hyper owned by Shenzhen OUR International Limited.

NOTE 9 -AMOUNTS DUE FROM/TO RELATED PARTIES

A summary of related party receivables at March 31, 2008 is as follows:

Amounts due from a related party at March 31, 2008 includes amounts due from Huiheng Industry related to the original acquisition of Changdu Huiheng in 2004 together with working capital advances made to Huiheng Indusrty during 2007 and 2006. Amounts due from Huiheng Industry are payable pursuant to contractual agreements.

A summary of related party payables at March 31, 2008 is as follows:

Hui Xiaobing	$1,139
Clear Honest International Limited (i)	120,745
$121,884

(i) Amounts due to Clear Honest at March 31, 2008 represent the remaining balance due pursuant to the 2007 share redemption ($94,908), as well as advances related to the acquisition of Changdu Huiheng.

NOTE 10 -STOCKHOLDERS' EQUITY AND RETAINED EARNINGS

(a)	Stockholders’ Capital

The Company has authorized 74,000,000 shares of Common stock. As of March 31, 2008, 23,500,137 shares were issued and 13,800,137 shares were outstanding.

The Company has authorized 1,000,000 shares of Preferred stock, with 300,000 shares designated as Series A convertible preferred stock. As of March 31, 2008, 233,333 shares were issued and outstanding with liquidation preference of $8,749,988.

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

Series A Conversion

In February 2008, certain shareholders of Series A Preferred Stock converted a total of 33,333 shares of Series A Preferred Stock into common stock, at a rate of one share of Series A Preferred Stock to 10.5042 shares of common stock resulting in the issuance of 350,137 shares of common stock.

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

NOTE 11 - SEGMENT REPORTING

The Group has two reportable segments: products and services.

The following table presents information about the Company's operating segments for the periods ended March 31, 2008 and 2007:

	March 31, 2008	March 31, 2007	Annual % change
Revenues:
Products	$-	$2,801,847	-
Services	1,335,732	1,234,636	8.19%
Other	92,410	86,421	6.93%
	$1,428,142	$4,122,904	(65.36%)

	March 31, 2008	March 31, 2007	Annual % change
Operating income:
Products	$-	$1,554,591	-
Services	1,216,039	1,125,250	8.07%
Other	92,410	86,421	6.93%
	$1,308,449	$2,766,262	(52.70%)
Corporate expenses	505,547	318,929	58.51%
Operating income	802,902	2,447,333	(67.19%)

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

A reconciliation of the expected income tax expense to the actual income tax expense for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	2008	2007
Income before income taxes and minority interest	$814,836	$2,450,764

Expected PRC income tax expense at statutory tax rate of 33%	268,896	808,752
Non-deductible expenses	67,227	16,936
Others	(1,739)	(17,913)
Tax rate differences	(212,854)	(520,528)
Actual income tax expense	$121,530	$287,247

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

NOTE 15 - OPERATING LEASE COMMITMENTS

As of March 31, 2008, the total future minimum lease payments under non-cancellable operating leases was $5.36 million (RMB37.6 million) based on the exchange rate as of March 31, 2008. The amounts payable are as follows:

March 31
2009	$273,816
2010	273,816
2011	273,816
2012	273,816
2013	273,816
Thereafter	3,993,156
TOTAL	$5,362,236

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Comparison of three months ended March 31, 2007 and 2008

Operating revenues

For the three months ended March 31, 2008, revenues amounted to $1.43 million, a decrease by $2.69 million compared to $4.12 million for the same period of the prior year. This decrease resulted from delays in installations of our radiotherapy units.

We recognize revenue only once a purchased radiotherapy unit is actually installed. The reason for the delays in product installations in the first quarter was due to the combination of the Spring Festival holiday and severe snow storms and generally bad weather that impacted China over that period.

Revenues from product sales, services and tax refunds and subsidies are broken down below.

Revenues from product sales were $0 for the three months ended March 31, 2008, representing a decrease of approximately $2.80 million, compared with the approximately $2.80 million in revenues from product sales from the same period of the prior year.  We did not install any units during the period and therefore did not recognize any revenue from product sales.

Revenues from services were approximately $1.34 million for the three months ended March 31, 2008, representing an increase of $101,096 compared with the approximately $1.23 million in revenue from services from the same period of the prior year. The increase resulted from appreciation of the Remninbi against the U.S. dollar as we had the same number of service contracts in the first quarter of 2008 that we had in the first quarter of 2007.

For the three months ended March 31, 2008, revenues from tax refunds and subsidies totaled $92,410, an increase of $5,989 over the $86,421 in tax refunds and subsidies for the same period of the prior year. Since our tax refunds are based on the prior year, this increase was due to more tax being paid in 2007 compared with 2006.

Revenue backlog

Revenue backlog represents the total amount of unrecognized revenue associated with existing purchase orders for our products. Any deferral of revenue recognition is reflected in an increase in backlog as of the end of the current period. Revenue backlog from product sales as of March 31, 2008 was approximately $12.24 million, an increase of $9.39 million compared to our revenue backlog from product sales of $2.85 million as of March 31, 2007. The increase was due to a high demand for our products as well as installation delays in the first quarter of 2008. These purchase orders are not cancellable and we expect to recognize revenue on all of the units under these contracts during 2008.

Cost of revenues

For the three months ended March 31, 2008 the total cost of revenues amounted to $101,067, a decrease by $1.21 million, compared to $1.31 million for the same period of the prior year. This decrease was due to all of our revenues for the period being generated from our service contracts and from tax refunds and subsidies, which have minimal associated direct costs. Since no units were installed, we did not recognize any revenues from unit sales, and therefore, no direct costs from unit production were recognized over the period.

Gross margin

As a percentage of net revenues, the overall gross margin increased to 92.9% for the three months ended March 31, 2008 from 68.2% for the same period in the prior year. This increase was due to no product sales revenue being recognized in the first quarter of 2008 and therefore no direct costs from product sales were recognized. All of our revenues for the period were generated from service contracts and from tax refunds and subsidies, all of which have minimal associated direct costs.

Operating expenses

Sales and marketing expenses

Sales and marketing expenses mainly consist of salaries and related expenses for personnel engaged in sales, marketing and customer support functions and costs associated with advertising and other marketing activities. Sales and marketing expenses were $21,888 for the three months ended March 31, 2008, an increase of 79% or $9,626, compared to $12,262 for the same period of the prior year. This increase in sales and marketing expenses resulted from increased sales and marketing activity related to our radiotherapy units over the period.

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

Research and development expenses

Research and development expenses are comprised primarily of employee compensation, materials consumed and experiment expenses for specific new product research and development, and any expenses incurred for basic research on advanced technologies. Research and development expenses were $96,520 for the three months ended March 31, 2008, an increase of $65,235 or 209% compared to $31,285 in the same period of the prior year. The increase was due to a higher amount of research and development activity over the period.

Income tax provision

For the three months ended March 31, 2008, the company’s income tax provision was $121,530, compared to $287,247 for the same period of the prior year, representing a decrease of $165,717. The decrease in income tax was due primarily to the decrease in taxable income in the first quarter 2008 compared to the first quarter of 2007.

Net income

For the three months ended March 31, 2008, the company’s net income amounted to $773,670, a decrease of approximately $1.40 million compared to approximately $2.18 million for the same period of the prior year. This decrease was attributable to no revenues from product sales being recognized over the period.

Comprehensive income

For the three months ended March 31, 2008, the company’s comprehensive income, which reflects the change in foreign currency translations on net income, amounted to approximately $1.37 million, a decrease of approximately $839,000 compared to $2.21 million for the same period of the prior year, or 38%. The decrease resulted from not recognizing any revenues from product sales over the period.

LIQUIDITY AND CAPITAL RESOURCES

Net cash from operating activities totaled approximately $(453,764) for the three months ended March 31, 2008, a decrease of $0.93 million from $477,865 for the same period in the prior year. This decrease resulted primarily from the following changes in the operating assets and liabilities:

•	$411,382 increase in accounts receivable;
•	$165,388 increase in inventories;
•	$119,005 decrease in prepayments and other receivable;
•	$180,107 decrease in accounts payable;
•	$132,446 increase in tax payable;
•	$453,378 decrease in accrued liabilities and other payables.

Cash collected from accounts receivable for the three months ended March 31, 2008 was lower than cash collected from accounts receivables for the three months ended March 31, 2007. This decrease was due primarily to a lower overall increase in the accounts receivable balance during the three months ended March 31, 2008 compared with the three months ended March 31, 2007.

Net cash used in investing activities was $58,396 and approximately $6.42 million for the three months ended March 31, 2008 and 2007, respectively. The cash used by investing activities was primarily used to equip and decorate our new office facility.

Cash flows from financing activities amounted to ($189,407) and $6.42 million for the three months ended March 31, 2008 and 2007, respectively.

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