Form 10KSB/A
period 2007-12-31
HUIHENG MEDICAL, INC.
filed 2008-10-03
CIK 1353972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 3

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 3, 2008 was approximately $ $17,426,165, based upon the closing price reported for such date on the Over-the-Counter Bulletin Board maintained by the NASD. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 1, 2008, there were 13,800,137 shares of the issuer’s $0.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure format (check one): Yes ☐ No ☑

EXPLANATORY NOTE

The undersigned registrant (“Registrant”) previously filed its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 on April 10, 2008 and filed an Amendment No. 1 on Form 10-KSB/A to such Annual Report on April 22, 2008 and an Amendment No. 2 on Form 10-KSB/A to such Annual Report on August 26, 2008.

On August 29, 2008, the Registrant filed an Amendment No. 3 on Form S-1 to its registration statement on Form SB-2 (“Registration Statement”) with updated disclosure in response to SEC comments. The purpose of this Amendment No. 3 on Form 10-KSB/A is to revise the information contained in Item 8A: Controls and Procedures to address SEC comments provided to the Registrant in connection with the SEC’s review of the Registration Statement.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Subsequent to the end of the period covered by this annual report, we discovered information that indicated deficiencies in the controls and procedures we use to ensure that information we are required to disclose in our reports to the SEC is summarized and reported within the required periods. As a result of this information we believe that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report and need to be improved. We are working to address these areas and implement the improvements that are discussed below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In conducting this assessment, we recognized that the transition in 2007 of our operating subsidiaries to become the principal operating entities of a public company and the continued development of our business presented additional challenges and requirements on our internal control systems and procedures that had not been present for earlier periods. For example, while we had developed strong accounting systems and procedures to prepare the reports required of a privately held company in China, the transactions in 2007 meant that we would have to convert our financial reporting to prepare financial statements under generally accepted accounting principles in the U.S. (“US GAAP”). Similarly, although we have historically relied on direct and extensive oversight of our systems and operations by our experienced management team, we recognized that we would need to implement additional and improved controls and procedures as our company grew and developed. Based on the evaluation of our internal control over financial reporting, we determined that we had two significant deficiencies which could adversely affect our ability to initiate, authorize, record, process or report financial data in accordance with US GAAP. While the areas we identified are sources of potential risk, we do not believe that these potential risks have affected our financial statements or that there are any errors in our previously reported financial statements that would require restatement. The significant deficiencies we found were: (1) lack of sufficient accounting staff with appropriate knowledge, experience and training in the application of US GAAP; and (2) needed improvements in both our enterprise risk management system to address enterprise risks and related policies over enterprise level controls. Based on our evaluation under the framework in Internal Control - Integrated Framework and because of the significant deficiencies we identified, our management concluded that our internal control over financial reporting was not effective as of December 31, 2007.

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

Item 13. Financial Statements and Exhibits.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the Shenzen, China on October 3, 2008.

Huiheng Medical, Inc.,
a Nevada corporation

By:	/s/ Hui Xiaobing
Hui Xiaobing
President and Chief Executive Officer

October 3, 2008