Form 10-Q/A
period 2008-06-30
HUIHENG MEDICAL, INC.
filed 2008-10-03
CIK 1353972

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

EXPLANATORY NOTE

The undersigned registrant (“Registrant”) previously filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 on August 19, 2008. On August 29, 2008, the Registrant filed an Amendment No. 3 on Form S-1 to its registration statement on Form SB-2 (“Registration Statement”) with updated disclosure in response to SEC comments. The purpose of this Amendment No. 1 on Form 10-Q/A is to revise the information contained in Item 4: Controls and Procedures to address SEC comments provided to the Registrant in connection with the SEC’s review of the Registration Statement.

ITEM 4. CONTROLS AND PROCEDURES.

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2008 was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Subsequent to the end of the period covered by this quarterly report, we determined that our disclosure controls and procedures were inadequate to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As a result of this information we believe that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report and need to be improved. Despite the foregoing evaluation, we are unaware of any compromised effectiveness in our reporting obligations.

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

HUIHENG MEDICAL, INC.

Dated: October 3, 2008	By:	/s/ Hui Xiaobing
Hui Xiaobing
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Richard Shen
Richard Shen
Chief Financial Officer (Principal Accounting and Financial Officer)