Form 10-Q
period 2008-09-30
HUIHENG MEDICAL, INC.
filed 2008-11-19
CIK 1353972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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
YES ☐ NO ☒

As of September 30, 2008, there were 13,810,641 shares of the issuer’s $0.001 par value common stock issued and outstanding.

Page
Part I: Financial Information
Item 1 - Financial Statements (Unaudited)	2
Item 2 - Management’s Discussion and Analysis or Plan of Operation	19
Item 3 - Quantitative and Qualitative Disclosures About Market Risk	23
Item 4 - Controls and Procedures	23

Part II: Other Information
Item 6 - Exhibits	24
Signatures

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

HUIHENG MEDICAL, INC.
SEPTEMBER 30, 2008
(UNAUDITED)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)

Consolidated Balance Sheets	2

Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2008 and 2007	3

Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2008	4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007	5

Notes to the Consolidated Financial Statements	6 to 18

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	Note	September 30, 2008	December 31, 2007
CURRENT ASSETS:		(Unaudited)
Cash		$595,918	$866,585
Accounts receivable		10,794,430	8,040,015
Prepayments and other receivables	4	4,547,980	3,478,518
Income tax receivable		200,107	-
Inventories	3	1,414,671	1,071,613
Amount due from a related party	9	800,895	745,483
Deferred income tax assets	12	-	20,630

Total Current Assets		18,354,001	14,222,844

INVESTMENT IN AFFILIATE		57,430	48,326

PROPERTY, PLANT AND EQUIPMENT	5	2,698,613	3,701,692

INTANGIBLE ASSETS	6	885,048	881,738

OTHER RECEIVABLES, net of current portion		1,513,417	-

DEFERRED OFFERING COSTS		261,326	-

DEFERRED INCOME TAX ASSETS, net of current portion	12	-	5,753

Total Assets		$23,769,835	$18,860,353

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable		$879,064	$714,837
Amount due to related parties	9	24,695	117,162
Income tax payable		-	207,660
Accrued liabilities and other payables	7	1,621,087	2,109,287

Total Current Liabilities		2,524,846	3,148,946

MINORITY INTEREST	8	1,331,666	1,353,511

Total Liabilities		3,856,512	4,502,457

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; Designated 300,000 shares of Series A convertible preferred stock; 232,333 and 266,666 shares issued and outstanding with liquidation preference of $8,712,488 at September 30, 2008	10	233	267
Common stock, $0.001 par value; 74,000,000 shares authorized; 23,510,641 shares issued, 13,810,641 and 13,450,000 shares outstanding		13,811	13,450
Additional paid-in capital		7,498,086	7,498,086
Retained earnings		10,510,635	6,147,877
Accumulated other comprehensive income
Foreign currency translation gain		1,890,558	698,216

Total Stockholders' Equity		19,913,323	14,357,896

Total Liabilities, Minority Interest and Stockholders' Equity		$23,769,835	$18,860,353

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

REVENUES	$2,708,253	$2,489,897	$8,949,367	$11,186,180

COST OF REVENUES	308,594	505,857	2,211,942	2,758,611

GROSS PROFIT	2,399,659	1,984,040	6,737,425	8,427,569

OPERATING EXPENSES:
Sales and marketing expenses	49,833	18,815	106,499	61,011
General and administrative expenses	600,122	331,618	1,511,227	1,081,575
Research and development costs	122,395	292,975	327,790	336,677

Total Operating Expenses	772,350	643,408	1,945,516	1,479,263

OPERATING INCOME	1,627,309	1,340,632	4,791,909	6,948,306

OTHER INCOME (EXPENSE):
Interest income	333	181	1,073	3,931
Equity in income / (loss) of affiliate	(17,484)	13,830	5,370	(7,727)

Total Other Income / (Expense)	(17,151)	14,011	6,443	(3,796)

NET INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	1,610,158	1,354,643	4,798,352	6,944,510

INCOME TAXES	193,220	207,060	554,580	730,338

NET INCOME BEFORE MINORITY INTEREST	1,416,938	1,147,583	4,243,772	6,214,172

MINORITY INTEREST	49,056	106,061	119,313	(6,522)

NET INCOME	1,465,994	1,253,644	4,363,085	6,207,650

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	194,227	117,838	1,192,342	285,718

COMPREHENSIVE INCOME	$1,660,221	$1,371,482	$5,555,427	$6,493,368

EARNINGS PER SHARE
- Basic	$0.11	$0.09	$0.32	$0.47

- Diluted	$0.09	$0.08	$0.27	$0.39

Weighted Common Shares Outstanding
- Basic	13,802,420	13,450,000*	13,733,176	13,227,473

- Diluted	16,251,113	16,251,113*	16,251,113	16,028,586

* As restated to reflect the reverse merger acquisition.

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2008

(Unaudited)

	Series A Preferred Stock $0.001 Par Value		Common Stock, $0.001 Par Value		Additional		Accumulated Other	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income	Stockholders’ Equity

Balance, December 31, 2007	266,666	267	13,450,000	13,450	7,498,086	6,147,877	698,216	14,357,896

Comprehensive income:
Net income	-	-	-	-	-	4,363,085	-	4,363,085
Foreign currency translation gain	-	-	-	-	-	-	1,192,342	1,192,342

Total comprehensive income	-	-	-	-	-	-	-	5,555,427

Conversion of stock	(34,333)	(34)	360,641	361	-	(327)	-	-

Balance, September 30, 2008	232,333	233	13,810,641	13,811	7,498,086	10,510,635	1,890,558	19,913,323

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities:

Net income	4,363,085	6,207,650

Adjustments to reconcile net income to net cash (used in) / provided by operating activities:
Depreciation of property, plant and equipment	158,557	64,176
Amortization of intangible assets	60,634	55,212
Minority interest	(119,313)	6,522
Equity in (income) / loss of affiliate	(5,370)	7,727
Deferred taxes	26,383	-

Changes in assets and liabilities:
Accounts receivable	(2,754,415)	(4,759,791)
Prepayments and other receivables	(1,459,733)	(564,021)
Inventories	(343,058)	706,228
Accounts payable	164,227	54,950
Income tax payable	(407,767)	(692,936)
Amounts due to related parties	-	112,594
Accrued liabilities and other payables	(635,478)	2,375,468

Net cash (used in) / provided by operating activities	(952,248)	3,573,779

Cash flows from investing activities:
Capital expenditures on addition of property, plant and equipment	(109,832)	(3,136,360)
Repayment of advances to third parties	73,639	-
Repayment of advance from related parties	(100,000)	-
Repayment of advance from third party	(441,832)	-
Advance from third party	589,110	-
Advances from related parties	-	138,970
Advances to related parties	-	(9,043)
Payment for the acquisition of a subsidiary	-	(6,649,290)

Net cash from / (used in) investing activities	11,085	(9,655,723)

Cash flows from financing activities:
Contribution to capital	-	9,340,969
Deferred offering costs	(261,326)	-
Payment for redemption of common shares	-	(3,494,836)

Net cash (used in) / from financing activities	(261,326)	5,846,133

Net decrease in cash	(1,202,489)	(235,811)

Effect on change of exchange rates	931,822	437,736

Cash as of January 1	866,585	338,039

Cash as of September 30	595,918	539,964

Supplemental disclosures of non-cash information:

Interest paid	-	-
Income tax paid	966,929	1,413,289

During the 9 months ended September 30, 2008, an amount of $1,196,785 was transferred from Property, Plant and Equipment to Other Receivables, representing amounts paid on construction in progress on behalf of the landlord in 2007 that will now be offset against future lease payments.

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
September 30, 2008
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

In May 2007, Mill Basin entered into a share exchange agreement to acquire (i) all of the issued and outstanding shares of the common stock of Allied Moral in exchange for 13,000,000 shares of Mill Basin’s common stock, and (ii) all of the issued and outstanding Series A Convertible Preferred Stock of Allied Moral in exchange for 266,666 shares of Mill Basin’s Series A Preferred Stock. In connection with the share exchange, Mill Basin agreed to change its name to “Huiheng Medical, Inc.”. Prior to the share exchange, Mill Basin had 10,150,000 shares of its common stock outstanding. In contemplation of the share exchange, Mill Basin shareholders contributed 9,700,000 common shares to treasury, resulting in 450,000 shares of Mill Basin's common stock outstanding immediately prior to the share exchange. Taking into account the 13,000,000 shares of Mill Basin common stock issued for the exchange with Allied Moral's shareholders, Mill Basin then had 13,450,000 shares of common stock issued and outstanding, of which 13,000,000 (96.65%) shares were held by Allied Moral's former shareholders, with the balance being held by Mill Basin shareholders. In addition, following the completion of the share exchange, 266,666 shares of Series A Preferred Stock were issued and outstanding, all of which were held by former holders of Allied Moral's Series A Convertible Preferred Stock.

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

In September 2008, one shareholder of the Series A Preferred Stock converted a total of 1,000 shares into common stock, at a rate of 1 share Series A Preferred stock to 10.5042 shares common stock resulting in the issuance of 10,504 shares of common stock.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2007 and notes thereto contained in Form 10-KSB/A as filed with the Securities and Exchange Commission on August 26, 2008. Interim results are not necessarily indicative of the results for the full year.

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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of, if any, are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. At September 30, 2008 and 2007, the Company determined that there was no impairment of value.

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

Research and development costs

Research and development costs are charged to expense as incurred. Research and development costs mainly consist of remuneration for the research and development staff and material costs for research and development. The Company incurred $327,790 and $336,677 for the nine months ended September 30, 2008 and 2007, respectively.

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

The average monthly exchange rates for nine months ended Sep 30, 2008 and the closing rate as of September 30, 2008 were Rmb 6.9686 and Rmb 6.7899 to one USD, respectively. The average monthly exchange rates for nine months ended September 30, 2007 and the closing rate as of September 30, 2007 were Rmb 7.6530 and Rmb 7.5196 to one USD, respectively.

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

The following table sets forth the computation of basic and diluted net income per share:

	For the Nine Months Ended September 30,
	2008	2007

Net income	4,363,085	6,207,650

Weighted average outstanding shares of common stock	13,733,176	13,227,473
Dilutive effect of Convertible Preferred Stock	2,517,937	2,801,113
Diluted weighted average outstanding shares	16,251,113	16,028,586

Earnings per share:
Basic	0.32	0.47
Diluted	0.27	0.39

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

In September 2006, FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. The adoption of this statement did not have a material effect on the Company's financial conditions or results of operations.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The adoption of this statement did not have a material effect on the Company's financial conditions or results of operations.

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

In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Asset. FSP FAS 142-3 is effective for the Company beginning in fiscal 2010. The Company is currently evaluating FSP FAS 142-3 and the impact, if any, that it may have on its results of operations or financial position.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 is effective for the Company 60 days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The adoption of this Standard is not expected to have a material impact on our results of operations or financial position.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - INVENTORIES

At September 30, 2008, inventories consisted of the following:

Raw materials	$281,195
Work-in-progress	1,133,476
$1,414,671

Final assembly of our products, including installation of radioactive source materials, is conducted on site at our customer locations. Our products are not considered to be finished good (available for sale in the normal course of business) until such time as the source material is installed in the units.

NOTE 4 - PREPAYMENTS AND OTHER RECEIVABLES

At September 30, 2008, prepayments and other receivables consisted of the following:

Prepayments to suppliers	$3,241,812
Advances to third parties (a)	857,450
Other receivables
- construction in progress paid on behalf of landlord (b)	282,773
- loan or advance to staff for business travelling	78,064
- utilities and rental deposits	2,283
- prepaid expenses made by director	2,946
- others	82,652
$4,547,980

(a)	Advances to third parties represent unsecured, interest-free advances due from Shenzhen Hui Xin Nano Technology Development Company Limited (“Hui Xin”) and advances due from Shenzhen Jiancheng Investment Co., Ltd ("Jiancheng").

The balance due at September 30, 2008 of $121,062 resulted from advances made during prior periods in contemplation of a business acquisition of Hui Xin which has since been abandoned. $73,639 has been repaid in 2008 and the advances outstanding at September 30, 2008 are repayable to the Company in accordance with a fixed repayment schedule beginning in June 2008.

The balance due at September 30, 2008 of $736,388 resulted from advances made to Jiancheng, a distributor of the Company’s products, in prior periods also in contemplation of a business acquisition which has since been abandoned. Pursuant to an agreement, Jiancheng has agreed to repay the advances during the periods from June to December 2008.

(b)	During the nine months ended September 30, 2008, an amount of $1,196,785 was transferred from Property, Plant and Equipment to Other Receivables and $599,405 was transferred from Prepayment to Other Receivables, representing amounts paid on construction in progress on behalf of the landlord in 2007. Such amounts will be offset against future years lease payments (Note 15). $1,513,417 has been classified as non-current assets and $282,773 has been classified to current assets.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

At September 30, 2008, property, plant and equipment consisted of the following:

Building improvements	$173,173
Buildings	2,320,158
Production equipment	620,772
Furniture, fixture and office equipment	250,503
Motor vehicles	188,332
$3,552,938
Less: Accumulated depreciation	(854,325)
$2,698,613

Depreciation expense is included in the consolidated statements of income. For the nine months ended September 30, 2008 and 2007, depreciation expenses were $158,557 and $64,176, respectively.

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

For the nine months ended September 30, 2008 and 2007, amortization expense was $60,634 and $55,212.

NOTE 7 - ACCRUED LIABILITIES AND OTHER PAYABLES

At September 30, 2008 accrued liabilities and other payables consisted of the following:
Accrued expenses	$349,142
Accrued payroll and welfare	385,822
Value added tax, other taxes payable and surcharges	677,360
Customer deposits	61,485
Advance from third party	147,278
$1,621,087

Advance from third party represents unsecured, interest-free loans due to Tibet Changdu Hefeng Industrial Development Company Limited for paying the income tax in the nine months ended September 30, 2008. At September 30, 2008, the balance was $147,278 and the outstanding amount has since been fully paid in October 2008.

NOTE 8 - MINORITY INTEREST

Minority interest represents the share of 25% equity interest of Shenzhen Hyper owned by Shenzhen OUR International Limited.

NOTE 9 -AMOUNTS DUE FROM/TO RELATED PARTIES

A summary of related party receivables at September 30, 2008 is as follows:

Amounts due from a related party at September 30, 2008 includes amounts due from Huiheng Industry related to the original acquisition of Changdu Huiheng in 2004 together with working capital advances made to Huiheng Industry during 2007 and 2006. Amounts due from Huiheng Industry are payable pursuant to contractual agreements.

A summary of related party payables at September 30, 2008 is as follows:

Amounts due to related parties at September 30, 2008 represent the remaining balance due to Clear Honest International Limited pursuant to the 2007 share redemption as well as advances related to the acquisition of Changdu Huiheng.

NOTE 10 -STOCKHOLDERS' EQUITY AND RETAINED EARNINGS

(a)     Stockholders’ Capital

The Company has authorized 74,000,000 shares of Common stock. As of September 30, 2008, 23,510,641 shares were issued and 13,810,641 shares were outstanding.

The Company has authorized 1,000,000 shares of Preferred stock, with 300,000 shares designated as Series A convertible preferred stock. As of September 30, 2008, 232,333 shares were issued and outstanding with liquidation preference of $8,712,488.

During 2008, the Company modified the terms of its Series A Convertible Preferred Stock. The modifications:

-  removed the redemption provisions,
-  revised the dividend provisions whereby dividends are only payable on a liquidation event and would not be payable in the event of a voluntary conversion or an automatic conversion on a qualifying public offering,
-  authorized stock dividends as long as the preferred stock conversion ratio is adjusted, and
- revised the automatic conversion provisions in the event of a public offering

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

In September 2008, one shareholder of the Series A Preferred Stock converted a total of 1,000 shares into common stock, at a rate of 1 share Series A Preferred stock to 10.5042 shares common stock resulting in the issuance of 10,504 shares of common stock.

(b)     Retained Earnings

As of September 30, 2008, the Company established and segregated in retained earnings an aggregate amount for the Statutory Surplus Reserve and the Statutory Common Welfare Fund of $1,310,516.

Statutory surplus reserve

In accordance with PRC Company Law, Changdu Huiheng is required to appropriate at least 10% of the profit to the statutory surplus reserve. Appropriation to the statutory surplus reserve by Changdu Huiheng is based on profits arrived at under PRC accounting standards for business enterprises for each year.

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

NOTE 11 - SEGMENT REPORTING

The Group has two reportable segments: products and services.

The following table presents information about the Company's operating segments for the nine month periods ended September 30, 2008 and 2007:
	September 30, 2008	September 30, 2007	Annual % change
Revenues:
Products	$3,802,159	$5,962,835	-36.24%
Services	4,116,681	3,748,530	9.82%
Other	1,030,527	1,474,815	-30.12%
	$8,949,367	$11,186,180	-20.00%

	September 30, 2008	September 30, 2007	Annual % change
Operating income:
Products	$1,849,449	$3,422,553	-45.96%
Services	3,745,203	3,445,618	8.69%
Other	1,030,527	1,474,815	-30.12%
	$6,625,179	$8,342,986	-20.59%
Corporate expenses	(1,833,270)	(1,394,680)	31.45%
Operating income	$4,791,909	$6,948,306	-31.03%

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

Income tax expense for the nine months ended September 30, 2008 and 2007 were $554,580 and $730,338, respectively.

As Changdu Huiheng, Huiheng’s subsidiary, is located in the western area in the PRC and is within the industry specified by relevant laws and regulations of the PRC, the tax rate applicable to Changdu Huiheng is 10%.

Wuhan Kangqiao is a high-tech enterprise with operations in an economic-technological development area in the PRC. Therefore, the applicable tax rate is 25%.

Shenzhen Hyper is a high-tech manufacturing company located in the Shenzhen special economic region. Therefore, the applicable tax rate is also 18%. According to local tax regulation, Shenzhen Hyper is entitled to a tax-free period for the first two years, commencing from the first profit-making year and a 50% reduction in state income tax rate for the next six years.

A reconciliation of the expected income tax expense to the actual income tax expense for the nine months ended September 30, 2008 and 2007 are as follows:

	Nine Months Ended September 30,
	2008	2007

Income before income taxes and minority interest	$4,798,352	$6,944,510

Expected PRC income tax expense at statutory tax rate of 25% (33%)	1,199,588	2,291,688
Non-deductible expenses	(3,647)	(61,996)
Others	143,321	110,261
Tax rate differences	(784,682)	(1,609,615)
Actual income tax expense	$554,580	$730,338

The PRC tax system is subject to substantial uncertainties and has been subject to recently enacted changes. The interpretation and enforcement of which are also uncertain. The Company remains open to examination by the major jurisdictions to which the Company is subject to, in this case, the PRC tax authorities.

No deferred tax liability has been provided as the amount involved is immaterial.

NOTE 13 - CONCENTRATION OF CREDIT RISK

Customers concentrations

Two customers accounted for 79% and two customers accounted for 89% of revenue for the nine months ended September 30, 2008 and 2007 respectively. These customers also accounted for 71% and 79% of accounts receivable as of September 30, 2008 and 2007, respectively. As a result, a termination in relationship with or a reduction in orders from any of these customers could have a material impact on the Company’s results of operations and financial condition.

Other credit risks

As of September 30, 2008, all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which were insured or collateralized. However, management believes those financial institutions are of high credit quality and has assessed the loss arising from the non-insured cash and cash equivalents from those financial institutions to be immaterial to the consolidated financial statements. Therefore, no loss in respect of the cash and cash equivalent were recognized as of September 30, 2008.

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

NOTE 15 - OPERATING LEASE COMMITMENTS

As of September 30, 2008, the total future minimum lease payments under non-cancellable operating leases in respect of premises are $5.39 million (Rmb36.64 million), which was based on the closing rate as of September 30, 2008. The amounts payable are as follows:

September 30
2009	$282,773
2010	282,773
2011	282,773
2012	282,773
2013	282,773
Thereafter	3,982,385
TOTAL	$5,396,250

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

OUR SELECTED RESULTS OF OPERATIONS

Comparison of nine months ended September 30, 2008 and 2007

Operating revenues

For the nine months ended September 30, 2008, revenues amounted to $8.9 million, a decrease of $2.2 million compared to $11.2 million for the same period of the prior year. This decrease resulted from fewer unit installations over the period compared to the same period of the prior year.

Revenues from product sales, services and tax refunds and subsidies are broken down below.

Revenues from product sales were $3.8 million for the nine months ended September 30, 2008, representing a decrease of $2.2 million, compared to $6.0 million in revenues from product sales from the same period of the prior year. This decrease resulted from fewer unit installations in the current period compared with the same period of the prior year. We installed 5 units during the nine months ended September 30, 2008 and we installed 8 units during the nine months ended September 30, 2007.

Revenues from services were $4.1 million for the nine months ended September 30, 2008, representing an increase of $368,151 compared to $3.7 million in revenue from services from the same period of the prior year. The increase resulted from the appreciation of the Renminbi against the U.S. dollar as we had the same number of service contracts during the nine months ended September 30, 2008 that we did in the same period of the prior year.

For the nine months ended September 30, 2008, revenues from tax refunds and subsidies totaled $1.0 million, a decrease of $444,288 compared to $1.5 million in tax refunds and subsidies for the same period of the prior year. Since our tax refunds are based on the amount of tax paid in the prior year, this decrease was due to less tax being paid in the nine months ended September 30, 2007 compared with the same period of the prior year.

Revenue backlog

Revenue backlog represents the total amount of unrecognized revenue associated with existing purchase orders for our products. Revenue backlog from product sales as of September 30, 2008 was $12.86 million, an increase of $7.74 million compared to our revenue backlog from product sales of $5.43 million as of September 30, 2007. The increase was due to an increase in demand for our products. These purchase orders are not cancelable, and we expect to ship, install and recognize revenue on all of the units under these contracts during 2008 and 2009.

The timing of the installation of the units that comprise our backlog depends on a number of factors, some of which are under our control and others which are not. These factors include our assessment of the financial state of our customers at the time of shipping, our financial capacity to produce the units, the construction of special rooms by the hospital or clinic required to house GTS equipment with radioactive source materials, and the acquisition of relevant permits from the local government that are required prior to installation. We carefully evaluate each customer prior to engaging in a purchase order and at the time of adding a purchase order to our backlog, in order to assess the probability of the unit being installed within a 6 to 18 month period. However, the risk for installation delays still exists. If we believe a purchase order will not be filled within that time frame, then we will not include it in our backlog and we will remove it from our backlog if it had previously been included.

Cost of revenues

For the nine months ended September 30, 2008 the total cost of revenues amounted to $2.2 million, a decrease of $546,669, compared to $2.8 million for the same period of the prior year. This decrease was due to our recognizing less revenue from product sales, and therefore less direct costs, in the nine months ended September 30, 2008 compared with the same period of the prior year.

Gross margin

As a percentage of total revenues, the overall gross margin remained at 75.3% for the nine months ended September 30, 2008 unchanged from the same period in the prior year.

Operating expenses

Sales and marketing expenses

Sales and marketing expenses mainly consist of salaries and related expenses for personnel engaged in sales, marketing and customer support functions and costs associated with advertising and other marketing activities. Sales and marketing expenses were $106,499 for the nine months ended September 30, 2008, an increase of $45,488, compared with $61,011 for the same period of the prior year. This increase in sales and marketing expenses resulted from greater sales and marketing activities, including the hiring of additional sales staff, compared with the same period of the prior year.

General and administrative expenses

General and administrative expenses amounted to $1.5 million for the nine months ended September 30, 2008, representing an increase of $429,652, or 39.72%, compared to $1.08 million for the same period of the prior year. The increase in general and administrative expenses resulted from an increase in the number of employees.

Research and development expenses

Research and development expenses are comprised primarily of employee compensation, materials consumed and experiment expenses for specific new product research and development, and any expenses incurred for basic research on advanced technologies. Research and development expenses were $327,790 for the nine months ended September 30, 2008, a decrease of $8,887 compared to $336,677 in the same period of the prior year.

Income Tax Provision

For the nine months ended September 30, 2008, the company’s income tax provision was $554,580, compared to $730,338 for the same period of the prior year, representing a decrease of $175,758. The decrease in income tax was due to our having a lower taxable income in the nine months ended September 30, 2008 compared to the same period of the prior year.

Net income

For the nine months ended September 30, 2008, the company’s net income amounted to $4.4 million, a decrease of $1.8 million compared to $6.2 million for the same period of the prior year. This decrease was attributable to fewer product sales over the period.

Comprehensive income

For the nine months ended September 30, 2008, the company’s comprehensive income, which reflects the change in foreign currency translations on net income, amounted to $5.6 million, a decrease of $937,941 compared to $6.5 million for the same period of the prior year. This decrease was due to fewer product sales over the period.

Comparison of three months ended September 30, 2008 and 2007

Operating revenues

For the three months ended September 30, 2008, revenues amounted to $2.7 million, an increase of $218,356 compared to $2.5 million for the same period of the prior year. This increase resulted primarily from more revenue from tax refunds and subsidies over the period compared to the same period of the prior year.

Revenues from product sales, services and tax refunds and subsidies are broken down below.

Revenues from product sales were $586,671 for the three months ended September 30, 2008, representing a decrease of $172,172 million, compared to $758,843 in revenues from product sales from the same period of the prior year. This decrease resulted from a lower priced unit sold during the current period compared with the same period of the prior year.

Revenues from services were $1.4 million for the three months ended September 30, 2008, representing an increase of $136,351 compared to $1.3 million in revenue from services from the same period of the prior year. The increase resulted from the appreciation of the Renminbi against the U.S. dollar as we had the same number of service contracts during the three months ended September 30, 2008 that we did in the same period of the prior year.

For the three months ended September 30, 2008, revenues from tax refunds and subsidies totaled $720,016, an increase of $254,177 compared to $465,839 in tax refunds and subsidies for the same period of the prior year. Since our tax refunds are based on the amount of tax paid in the prior year, this increase was due to more tax being paid in the prior year.

Cost of revenues

For the three months ended September 30, 2008 the total cost of revenues amounted to $308,594, a decrease of $197,263, compared to $505,857 for the same period of the prior year. This decrease was due to the lower priced unit sold in the three months ended September 30, 2008 compared with the same period of the prior year.

Gross margin

As a percentage of total revenues, the overall gross margin increased to 88.6% for the three months ended September 30, 2008 from 79.7% for the same period in the prior year. This increase was primarily due to the fact that revenues from tax refunds and subsidies, which have negligible direct costs, were higher in the nine months ended September 30, 2008 compared with the same period of the prior year. As a result, this had a positive impact on our gross margin for the period.

Operating expenses

Sales and marketing expenses

Sales and marketing expenses mainly consist of salaries and related expenses for personnel engaged in sales, marketing and customer support functions and costs associated with advertising and other marketing activities. Sales and marketing expenses were $49,833 for the three months ended September 30, 2008, an increase of $31,018, compared with $18,815 for the same period of the prior year. This increase in sales and marketing expenses resulted from greater sales and marketing activities, including the hiring of additional sales staff, compared with the same period of the prior year.

General and administrative expenses

General and administrative expenses amounted to $600,122 for the three months ended September 30, 2008, representing an increase of $268,504, or 80.99%, compared to $331,618 for the same period of the prior year. The increase in general and administrative expenses resulted from an increase in the number of employees that were hired to facilitate and manage our growth.

Research and development expenses

Research and development expenses are comprised primarily of employee compensation, materials consumed and experiment expenses for specific new product research and development, and expenses incurred for basic research on advanced technologies. Research and development expenses were $122,395 for the three months ended September 30, 2008, a decrease of $170,580 compared to $292,975 in the same period of the prior year. The decrease was due to less research and development activities happened during the period of time. The management believes that the expenses will increase with the research and development activities increasing.

Income Tax Provision

For the three months ended September 30, 2008, the company’s income tax provision was $193,220, compared to $207,060 for the same period of the prior year. The decrease in income tax was due to the calculations are based on RMB and converted to $US. The exchange rate of RMB to US dollars appreciated during the three months ended September 30, 2008 compared to the same period of the prior year.

Net income

For the three months ended September 30, 2008, the company’s net income amounted to $1.5 million, an increase of $212,350 compared to $1.3 million for the same period of the prior year. This increase was attributable to more product sales over the period.

Comprehensive income

For the three months ended September 30, 2008, the company’s comprehensive income, which reflects the change in foreign currency translations on net income, amounted to $1.7 million, an increase of $288,739 compared to $1.4 million for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through the issuance of equity and cash flows from operations. We currently do not have any outstanding short-term or long-term debt. Our relatively high margins have historically helped to provide sufficient cash to purchase various raw materials, meet our component inventory needs and pay our vendors. In addition, there are very few direct costs associated with our service business which further enhances our margins. We plan to raise additional equity capital that would help to finance a number of expansion initiatives including new product development.

Comparison of nine months ended September 30, 2008 and 2007

As of September 30, 2008, the company had total assets of $23.8 million. Our cash was $595,918, accounts receivable were $10.8 million, prepayment and other receivables were $4.5 million and inventories were $1.4 million.   Working capital was approximately $15.8 million. The current ratio was approximately 7.26. The quick ratio was approximately 6.7.

Net cash used in operating activities totaled $952,248 for the nine months ended September 30, 2008, a decrease of $4.5 million from $3.6 million for the prior year. This decrease resulted primarily from the following changes in the operating assets and liabilities:

☐	$2.8 million increase in accounts receivables;

☐	$343,058 increase in inventories;

☐	$1.1 million increase in prepayments and other receivables;

☐	$164,227 increase in accounts payable;

☐	$407,767 decrease in tax payable; and

☐	$488,200 decrease in accrued expenses and other payables;

Net cash used in operating activities totaled $952,248 for the nine months ended September 30, 2008, a decrease of $4.5 million from $3.6 million for the prior year. This decrease resulted primarily from increased levels of accounts receivable and prepayments and other receivables.

The increase in accounts receivable was due to a combination of factors:

First, the majority of our product sales and installations over the period occurred during the second and third quarters, whereas during the same period of the prior year, the majority of our product sales occurred in the first quarter of the year. As a result of the short amount of time between the time of installation and the end of the period, our cash collection in the nine months ended September 30, 2008 was lower than our cash collected over the same period of the prior year.

Second, the heavy snowstorms and the massive earthquake that occurred in the first half of 2008 impacted several of our customers and end users and their ability to make expected payments over the period. Due to our strong, long-standing relationships with the customers, we have extended their payment terms and are confident that we will collect all the money owed by these customers.

The increase in prepayments and other receivables was attributed to an increase in payments made to our manufacturing suppliers for parts and services needed to manufacture the radiotherapy units that comprise our backlog and construction costs paid on behalf of our landlord for our new building that will be offset against future lease payments.

Net cash from investing activities was $11,085 and ($9.7) million for the nine months ended September 30, 2008 and 2007, respectively.

Cash flows from financing activities amounted to ($261,326) and $5.8 million for the nine months ended September 30, 2008 and 2007, respectively. The net cash from financing activities over the current period is from deferred costs associated with our proposed public offering activities, including the fees paid to our legal counsel and auditors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2008 was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. We determined that our disclosure controls and procedures were inadequate to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As a result, we believe that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report and need to be improved. Despite the foregoing evaluation, we are unaware of any compromised effectiveness in our reporting obligations.

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

HUIHENG MEDICAL, INC.

Dated: November 19, 2008	By:	/s/ Hui Xiaobing
Hui Xiaobing
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Richard Shen
Richard Shen
Chief Financial Officer (Principal Accounting and Financial Officer)