Form 10-K
period 2008-12-31
HUIHENG MEDICAL, INC.
filed 2009-04-22
CIK 1353972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-132056

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes   ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☒ Yes   ☐ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one): ☐

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2009  was approximately $4,220,350 based upon the closing price reported for such date on the Over-the-Counter Bulletin Board maintained by the NASD. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2009, there were 13,914,282 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

Our Business

We design and sell precision radiotherapy equipment used for the treatment of cancerous tumors in the People’s Republic of China (“PRC” or “China”). Our products include a patented line of gamma treatment systems (“GTS”) that accurately deliver well-defined conforming doses of radiation to the target tissue and a multileaf collimator (“MLC”) used in conjunction with a linear accelerator for radiation therapy applications. We currently have 24 patents issued in the PRC, one patent issued in the U.S., one patent issued in the European Union and additional patent applications which cover our product line.

Our primary customers are a limited number of hospital equipment investors, with hospitals and clinics as end users. In addition to providing precision radiotherapy equipment, we also offer our customers comprehensive post-sales services for our products as well as products manufactured by others. These services include radioactive cobalt source replacement and disposal, medical expert training, clinical trial analysis, patient tumor treatment analysis, software upgrades and patient care consulting.

Our revenues decreased from $16.2 million in 2007 to $12.3 million in 2008. Our net income decreased from $9.0 million in 2007 to $4.01 million in 2008.

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

The PRC Radiotherapy Market

The Ministry of Health identified cancer as the leading cause of death in the PRC for the years 2006, 2007 and 2008. To the extent that cancer-related illness and death are caused by environmental factors, the air and water pollution associated with the PRC’s rapid industrial expansion are expected to increase the rate of both. As a result, effective treatment of cancer is a high priority for the PRC healthcare system.

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

Corporate Information

Our principal executive office is located at Huiheng Building, Gaoxin 7 Street South, Keyuannan Road, Nanshan District, Shenzhen Guangdong, P.R. China 518057. Our telephone number at that address is 86-755-25331366. Our website address is www.huihengmedical.com. The information on our website is not a part of this Annual Report.

Item 1A.  Risk Factors.

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

We do not have long-term purchase commitments from customers and have to rely on obtaining orders from new customers for our products.

Our medical equipment is generally sold one unit at a time through a limited number of hospital equipment investors to a particular hospital or clinic, and they generally do not reorder our products. As a result, the continued growth of our business involves making sales to an increasing number of new hospitals and clinics each year. The failure to find and sell to a significant number of new end users each year would limit our revenues and profits.

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

Today, the majority of our product sales in the PRC are made through one entity.

The majority of our product sales in the PRC are made through Shenzhen Jiancheng Investment Co, Ltd. (“Jiancheng”).  During the fiscal year ended December 31, 2008, Jiancheng accounted for 53% of our revenue.  Any loss of significant revenue from Jiancheng could negatively impact our results of operations and could harm our business.

We extend credit to our customers and often do not collect outstanding receivables on a timely basis.  Our inability to collect such receivables has had an adverse effect on our immediate and long-term liquidity.

The contracts covering the sale of our products provide for the customer to make a deposit at the time that the order is placed and to make progress payments at various stages of the manufacturing, shipping, installation and testing process, typically with the final 10% payment due 12 months after the customer accepts the product as meeting the specifications.  However, in the PRC we have rarely collected payments under those stated terms and our customers have historically made most of their payments following the installation of our units.  Our largest customer had an outstanding account receivable balance owed to us of $5.87 million as of December 31, 2008. The delay in receipt of customer payments places pressure on our working capital requirements.  Legal action is available, but the time it takes and the outcome of any litigation is inherently uncertain, particularly in the PRC, where the civil justice system continues to evolve. Should we be unable to collect on these accounts, it would reduce our liquidity and profitability.

We need additional capital, and we may be unable to obtain such capital in a timely manner or on acceptable terms, or at all.

In order to grow, remain competitive, develop new products and expand distribution, we require additional capital. Our ability to obtain additional capital will be subject to a variety of uncertainties, including:

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

Moreover, our cost structure is subject to fluctuations from inflationary pressures. Recently, China has experienced dramatic growth in its economy. Future instances of similar growth may lead to pressure on wages and salaries that may exceed increases in productivity. In addition, these pressures may be exacerbated by exchange rate movements.

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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, in July 2008 we determined that our controls and procedures needed to be improved to ensure that the information required to be disclosed by us in the reports that we file and furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and regulations. The significant deficiencies we have found include: (1) lack of sufficient staff with appropriate knowledge, experience, and training in the application of U.S. GAAP, and (2) needed improvement in our enterprise risk management system to address enterprise risk and internal policies over enterprise level controls.  As a result of these deficiencies and the need to address other areas that we have determined to need improvement, we determined that our disclosure controls and procedures were not effective as of the end of the periods covered by this annual report.

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

We derive a substantial percentage of our revenues from a small number of products. We currently have just four products in our portfolio, and we added the fourth product, our MLC, in 2007. As a result, continued market acceptance and popularity of these products are critical to our success. A reduction in demand due to, among other factors, the introduction of competing products, the entry of new competitors, or customer dissatisfaction with the quality of our products, could materially and adversely affect our financial condition and results of operations.

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

We currently possess 24 patents issued in the PRC, one in the U.S. and one in the European Union.  If one of our patents is infringed upon by a third party, we may need to devote significant time and financial resources to attempt to halt the infringement. We may not be successful in defending the patents involved in such a dispute. Similarly, while we do not knowingly infringe on patents, copyrights or other intellectual property rights owned by other parties, we may be required to spend a significant amount of time and financial resources to resolve any infringement claims against us. We may not be successful in defending our position or negotiating an alternative remedy. Any litigation could result in substantial costs and diversion of our management resources and could reduce our revenues and profits and harm our financial condition.

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

A circular promulgated by State Administration for Foreign Exchange (“SAFE”), which is the PRC governmental body that regulates the conversion of RMB into foreign currencies, has increased the ability of foreign holding companies to receive distributions of profits earned by Chinese operating subsidiaries. We qualify for this treatment, but remaining qualified for it will require the Chinese principals involved in our business to meet annual filing obligations. While they have agreed to meet those annual requirements, it is possible that they will fail to do so, which could limit our ability to gain access to the profits earned by Allied Moral. The result could be the inability to pay dividends to our stockholders or to deploy capital outside of the PRC in a manner that would be beneficial to our business as a whole.

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

Our products will be subject to review by governmental agencies prior to being eligible for sale in new markets. We lack the expertise to navigate such approval processes outside of China and we will be required to rely on our distributors and advisors to obtain such approvals.  We will have very little influence over their activities. The failure of our partners to obtain and maintain required approvals will limit our ability to sell our products internationally and harm our prospects for future revenues and profitability.

International expansion may be costly, time consuming and difficult. If we do not successfully expand internationally, our profitability and prospects would be materially and adversely affected.

Our success depends to a significant degree upon our ability to expand into international markets. In expanding our business internationally, we intend to enter markets in which we have limited or no experience and in which our brand is not recognized. To promote our brand and generate demand for our products so as to attract distributors in international markets, we expect to spend significantly more on marketing and promotion than we do in our existing markets. We may be unable to attract a sufficient number of distributors, and our selected distributors may not be suitable for selling our products. Furthermore, in new markets we may fail to anticipate competitive conditions that are different from those in China. These competitive conditions may make it difficult or impossible for us to effectively operate in these markets. If our expansion efforts in existing and new markets are unsuccessful, our profitability and prospects would be materially and adversely affected.

As we begin to do business internationally, we will be subject to significant worldwide political, economic, legal and other uncertainties.

Today, substantially all of our assets are located in the PRC. As we begin selling our products to customers worldwide, we will have receivables from, and goods in transit, to those locations.

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

The value of the Renminbi, or RMB, the main currency used in China, fluctuates and is affected by, among other things, changes in the PRC’s political and economic conditions. The conversion of RMB into foreign currencies such as the U.S. dollar has been generally based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. The official exchange rate had remained stable over the past several years. However, the PRC recently adopted a floating rate with respect to the RMB. As a result, the exchange rate of the RMB to the U.S. dollar was about RMB 6.8225 to one U.S. dollar on December 31, 2008 as compared to an average of approximately 7.60 during 2007. This floating exchange rate, and any appreciation of the RMB that may result from such rate, could have various effects on our international business, which include making our products more expensive relative to those of our competitors. It is not possible to predict if the net effects of the appreciation of the RMB, to whatever extent it occurs, would be positive or negative for our business.

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

Huiheng is incorporated in the U.S. and has subsidiaries and other operations in the PRC and the British Virgin Islands. We will be subject to the tax regimes of these countries. Although virtually all of Huiheng’s profits will be earned outside of the U.S., under U.S. tax laws Huiheng’s earnings generally will be subject to U.S. taxation, because U.S. companies are generally taxed on their world-wide income. This may be true even if Huiheng does not repatriate any of its foreign earnings to the U.S. For certain types of income (generally, income from an active trade or business), U.S. companies are not required to pay tax on that income until they repatriate those earnings to the U.S. (such as for use in paying dividends or repurchasing shares). As a result, repatriation of earnings would trigger more immediate tax obligations. As a result of the imposition of U.S. taxes, Huiheng’s after-tax profits could decrease and could be below the level that would have been obtained if Huiheng were incorporated outside the U.S. The amount of taxes payable in the U.S. generally depends on the profitability of our various operations and the application of available tax credits and tax treaties. We are not currently receiving the benefit of any U.S. tax credit, and we are not currently conducting a material amount of business in a country with an advantageous tax treaty. Since the effect of tax credits and tax treaties depends on the profitability of operations in various jurisdictions, the amount of our tax will vary over time as we change the geographic scope of our activities. However, for the near term we expect that our total tax rate will be significantly influenced by the taxes we pay in China, so that our total tax obligation might decrease as a result of favorable tax treatment in China even though we were subject to additional U.S. taxes. In the future, Huiheng may pay significantly higher taxes than we have paid historically. In addition, any change in tax laws and regulations or the interpretation or application thereof, either internally in one of those jurisdictions or as between those jurisdictions, may adversely affect Huiheng’s profitability and tax liabilities in the future.

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

One of our stockholders, which is controlled by our Chief Executive Officer, currently owns 85% of our common stock and has the ability to prevent certain types of corporate actions, to the detriment of other stockholders.

Clear Honest International Limited, a company controlled by Mr. Hui Xiaobing (our Chief Executive Officer) owns 11,750,000 shares of our common stock, which represents approximately 84% of our outstanding shares of common stock. Mr. Hui is able to exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and determination of significant corporate actions. This ownership percentage and level of influence will increase if the earnout shares are issued. If all 1,200,000 of the earnout shares are issued as additional consideration under the Allied Moral share exchange (which would occur from 2009 through 2011) and assuming that there are no other issuances of shares, Clear Honest would own approximately 86% of our issued and outstanding common stock. This concentration of ownership could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

Future sales of our common stock may depress our stock price.

The 13,914,282 shares of common stock outstanding, and an additional 2,336,838 shares of common stock issuable upon conversion of our Series A Preferred Stock, will be available for sale in the public market at various times after we register our stock under the Securities Exchange Act.

If our stockholders sell substantial amounts of shares in the public market, or if the market perceives that these sales may occur, the market price of our common stock may decline. In addition, we intend to file a registration statement under the Securities Act covering up to 1,566,666 shares of common stock issuable under our company stock plan. Accordingly, shares registered under that registration statement will be available for sale in the open market.

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

There has been very little trading in our shares of common stock to date. Our common stock is currently traded on the Over-the-Counter Bulletin Board, and we have filed an application for listing on The Nasdaq Capital Market.   We believe we currently meet all of the requirements for listing except for the required number of round lot holders and the composition of our Audit Committee, which will require us to recruit an independent director with the appropriate experience.  Even if we are listed on the Nasdaq Capital Market, we cannot assure investors that an active trading market will develop for our shares.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2. Description of Property.

We currently operate our business out of two properties located in the PRC. Wuhan Kangqiao is headquartered in Wuhan, China where it owns a 287 square meter office building that houses management, research and development personnel, marketing, finance and administrative support staff.

Shenzhen Hyper is headquartered in Shenzhen, China, where it leases office space of 4,000 square meters, with a monthly rental of RMB 160,000 (USD 23,452) per month, that houses management, research and development personnel, marketing, finance and administrative support staff. This lease will expire at the end of December 2027. We relocated to this space at the beginning of 2008.

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

Not applicable.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock is currently listed for trading in the Over-the-Counter Bulletin Board maintained by NASD under the Symbol: “HHGM”. After we initially registered shares for public trading in 2006, our common stock did not have any trading volume or bid prices listed. Our common stock has only had bid prices entered since the second quarter of 2007, following the share exchange we consummated with Allied Moral Holdings, Ltd.

The following table shows the high and low bid prices for our stock since May 2007 (these amounts reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions):

Fiscal 2007	High	Low
Second Quarter	$9.00	$9.00
Third Quarter	$8.00	$7.50
Fourth Quarter	$13.00	$8.00

Fiscal 2008	High	Low
First Quarter	$10.00	$7.20
Second Quarter	$8.50	$5.50
Third Quarter	$13.10	$6.75
Fourth Quarter	$5.50	$2.25

There are no outstanding options or warrants that can be converted into our common stock. Pursuant to the earnout provisions in the Allied Moral Securities Exchange Agreement, if we achieve certain profit targets for 2009 through 2011, we may distribute some or all of 1,200,000 shares of newly-issued common stock to those persons who were the holders of Allied Moral’s common stock at the time of the share exchange.

We have approximately 40 record holders of our common stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Securities authorized for issuance under equity compensation plans

At present, we have 1,566,666 shares authorized for issuance under our equity compensation plan. However, no options for such shares have been granted as yet.

Dividends

In 2006, our subsidiary (Allied Moral) paid a dividend of approximately $9.16 million to the sole stockholder of Allied Moral’s common stock at the time, Mr. Hui Xiaobing, our Chief Executive Officer. This dividend was paid upon the completion of a restructuring transaction in which Mr. Hui became the sole stockholder of Allied Moral’s common stock. The dividend was intended to distribute the retained earnings that had accumulated before the restructuring. Huiheng has no plans to distribute additional dividends for at least the immediate future, as it plans to retain any profit to support its growth plans.

China’s SAFE and Foreign Acquisition Regulation

All of our business is conducted through our subsidiaries based in China. Renminbi, or RMB, is not a freely convertible currency currently, and the restrictions on currency exchanges may limit our ability to make dividends or other payments in United States dollars. However, in accordance with the existing foreign exchange regulations in China, Allied Moral is able to pay dividends in foreign currencies, without prior approval from the SAFE, by complying with certain procedural requirements. The current foreign exchange measures may be changed in a way that will make payment of dividends and other distributions outside of China more difficult or unlawful. As a result, if we intend to distribute profits outside of China, we may not be able to obtain sufficient foreign exchange to do so. Additionally, China regulatory authorities may impose further restrictions on the convertibility of the RMB. Since our subsidiaries in China, both direct and indirect, generate virtually all of our revenue, and these revenues are currently denominated in RMB, any future restrictions on currency exchanges may limit our ability to repatriate such revenues for the distribution of dividends to our stockholders.

The State Administration for Foreign Exchange (“SAFE”) regulates the conversion of the RMB into foreign currencies. Currently, Foreign Invested Enterprises (“FIE”) are required to apply for “Foreign Exchange Registration Certificates,” which permit the conversion of RMB into foreign exchange for the purpose of expatriating profits earned in the PRC to a foreign country. Our PRC subsidiary, Changdu Huiheng, is a FIE that has obtained the registration certifications, and with such registration certifications, which need to be renewed annually, Changdu Huiheng is allowed to open foreign currency accounts including a “current account” and “capital account.” Currently, conversion within the scope of the “current account”, such as remittance of foreign currencies for payment of dividends, can be effected without the approval of SAFE. However, conversion of currency in the “capital account,” for capital items such as direct investments, loans, and securities, still requires the approval of SAFE. In accordance with the existing foreign exchange regulations in the PRC, Changdu Huiheng is able to pay dividends in foreign currencies, without prior approval from SAFE, by complying with certain procedural requirements.

SAFE regulations have required extensive documentation and reporting, some of which was burdensome and slowed payments. If there is a return to burdensome payment restrictions and reporting, the ability of a company with its principal operations in China to attract investors will be reduced. Also, current investors may not be able to obtain the profits of the business in which they own for other reasons. Relevant Chinese law and regulation permit payment of dividends only from retained earnings, if any, determined in accordance with Chinese accounting standards and regulations. It is possible that Chinese tax authorities may require changes in our reported income that would limit our ability to pay dividends and other distributions. Chinese law requires companies to set aside a portion of net income to fund certain reserves, which amounts are distributable as dividends. These rules and possible changes could restrict a company in China from repatriating funds to us and our stockholders as dividends.

In addition, on October 21, 2005, SAFE promulgated Notice 75, Notice on Issues concerning Foreign Exchange Management in People’s Republic of the PRC Residents’ Financing and Return investments through Offshore Special Purpose Vehicle (“OSPV”). Notice 75 provides that Chinese residents shall apply for foreign investment exchange registration before establishing or controlling an OSPV, which is defined by Notice 75 as a foreign enterprise directly established or indirectly controlled by Chinese residents for foreign equity capital financing with their domestic enterprise assets and interests. Notice 75 further requires that an amendment to the registration of these Chinese residents be made upon the occurrence of any of the following: (i) when any of these Chinese residents contributes equity interests or assets of a Chinese company to the OSPV, (ii) when the OSPV completes an offshore equity financing, or (iii) when there is a material change involving a change in the capital of the OSPV, such as any increase or decrease in its capital, a share swap, a merger or division, or the creation of any security interests over the relevant assets located in China. Pursuant to Notice 75, Chinese residents are prohibited, among other things, from distributing profits or proceeds from a liquidation, paying bonuses, or transferring shares of the OSPV outside of the PRC if Chinese residents have not completed or do not maintain the foreign investment exchange registration.

Hui Xiaobing, our principal executive officer and director, has filed the requisite application for foreign investment exchange registration under the relevant laws of the PRC and the regulations of Notice 75, and his registration application has been approved by SAFE. His foreign investment exchange registration is valid, legal and effective for the purpose of Notice 75.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risks Related to Our Business and elsewhere in this Annual Report.

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

In 2006, we established Allied Moral Holdings, Ltd. in the British Virgin Islands as a holding company and Allied Moral acquired 100% of the ownership interests of Changdu Huiheng as part of an ownership restructuring to facilitate investments by foreign investors. As discussed below in “Business - Huiheng Medical’s Background,” the stockholders of Allied Moral engaged in a share exchange transaction with our company in May 2007.

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

Our expansion plans include broadening our product offering. Our research and development team is focused on developing and producing technologically advanced radiotherapy and GTS products. We currently have 24 patents issued in the PRC, one patent in the U.S., one patent in the European Union, and additional patent applications pending. Our SGS and BGTS products are approved for use in China by the State Food and Drug Administration (“SFDA”), an agency of the Ministry of Healthcare of the PRC.

Currently, the focus of our research and development efforts is on four main projects. The first project is the development of next-generation SGS unit that will incorporate advanced radiotherapy technologies through the addition of an Image Guided System (“IGS”), which improves the targeting of the radiation beam through use of computer-generated images, and a Respiration Tracking System (“RTS”), which automatically adjusts the targeting of the radiation to compensate for the patient’s breathing. We plan to install the first next-generation SGS unit in the first half of 2009. The other major projects include the development of an integrated linear accelerator (“LINAC”) and multileaf collimator unit, another type of radiotherapy device that is used in less demanding applications, an advanced magnetic resonance imaging (“MRI”) device and an industrial LINAC unit used for, among other things, preserving food through irradiation. These projects are in various stages of development.

We currently sell our products primarily to a small number of hospital equipment investors in China, who install our systems in hospitals or clinics. We also offer comprehensive post-sales services for our medical equipment to our customers. The service contracts are negotiated and signed independently and separately from the sales of medical equipment. Our post-sales services include radioactive cobalt source replacement and disposal, medical expert training, clinical trial analysis, patient tumor treatment analysis, product maintenance, software upgrades, and consulting.

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

REVENUES

We primarily derive our revenues from selling our products to third party hospital equipment investors and from selling service contracts to the buyers of our products.

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

Our sales have historically been achieved on a unit-by-unit basis. We expect that in any given period a relatively small, and changing, number of third party investors will continue to account for a significant portion of our revenues. For the fiscal year ended December 31, 2006, sales to our top three customers (all of whom were hospital equipment investors) accounted for 89% of our revenues. For the year ended December 31, 2007, two customers (both of whom were hospital equipment investors) accounted for 76% of our revenues.  For the year ended December 31, 2008, three customers accounted for 84% of our revenues.

We extend credit to our customers and often do not collect outstanding receivables on a timely basis.  The contracts covering the sale of our products provide for the customer to make a deposit at the time that the order is placed and to make progress payments at various stages of the manufacturing, shipping, installation and testing process, typically with the final 10% payment due 12 months after the customer accepts the product as meeting the specifications.  However, in the PRC we have rarely collected  payments under those stated terms and our customers have historically made most of their payments following the installation of our units.  Our largest customer had an outstanding accounts receivable balance of $5.9 million as of December 31, 2008.  The delay in receipt of customer payments places pressure on our working capital requirements.  Legal action is available, but the time it takes and the outcome of any litigation is inherently uncertain, particularly in the PRC, where the civil justice system continues to evolve. Should we be unable to collect on these accounts, it would reduce our liquidity and profitability.

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

TAXES AND INCENTIVES

The discussion of taxes that follows denotes financial obligations and thresholds in RMB, since that is the currency in which those amounts are measured. These amounts have been translated into U.S. dollars using the exchange rate in effect on December 31, 2008. The actual future value of taxes expressed in USD will vary depending upon future rates of exchange.

Allied Moral Holdings

Under the current laws of the British Virgin Islands, we are not subject to tax on our income or capital gains. In addition, no British Virgin Islands withholding tax would be imposed on payments of dividends.

Changdu Huiheng

Under the current PRC laws, Changdu Huiheng is subject to the Enterprise Income Tax (“EIT”) and the Value Added Tax (“VAT”). Changdu Huiheng is established in the western region of the PRC and, as such, it is currently subject to an EIT rate of 10%, compared to a statutory rate of 25% for most companies in China. However, pursuant to an agreement with the Tibet Finance Bureau, Changdu Huiheng will be refunded any amounts of its annual EIT payment that exceed RMB 900,000 (US$131,916). In addition, the Tibet Finance Bureau will refund Changdu Huiheng’s annual 31% business tax payment and its 38.75% VAT payment under the condition that the total annual business tax and the annual VAT owed exceed RMB 1 million (US$146,574) and RMB 1.5 million (US$ 219,861), respectively. This tax incentive policy will be valid for 5 years from the commencement of the tax refund, which began in fiscal 2006.

Shenzhen Hyper

Shenzhen Hyper is classified as a high technology company and currently operates in an approved economic-technological development area. As such, it is currently subject to an EIT rate of 15%, compared to a statutory rate of 25% for most companies in China. Furthermore, this classification, according to local tax regulations, entitles Shenzhen Hyper to a tax-free period for two years, commencing on its first profitable year, and a 50% reduction in EIT for the following six years. Although Shenzhen Hyper was profitable in 2007, accumulated losses from prior years eliminated its tax liability for 2007. As a result, 2007 does not qualify as the first year of its tax-free period according to local tax regulations. Shenzhen Hyper began the first year of its tax-free period in 2008.

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

The VAT refund is recorded as part of revenues under U.S. GAAP. For the fiscal year ended December 31, 2008, the VAT refunds that we applied for in 2007 were booked as revenue.

Wuhan Kangqiao

Wuhan Kangqiao is classified as a high technology company and currently operates in an approved economic-technological development area. As such, it is currently subject to an EIT rate of 15%, compared to a statutory rate of 25% for most companies in China. Furthermore, this classification, according to local tax regulations, entitles Wuhan Kangqiao to a tax-free period for two years, commencing the first year the company is established. Wuhan Kangqiao’s EIT rate for the years ending December 31, 2005, 2006, 2007 and 2008 were 15% for all four years.

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

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts, sales returns, trade discounts and value added tax. The allowance for doubtful accounts is the company’s best estimate of the amount of probable credit losses in the company’s existing accounts receivable. The company performs ongoing credit evaluations of its customers’ financial conditions. The company provided an allowance of $743,584 for doubtful accounts as of December 31, 2008 and an allowance of $5,059 as of December 31, 2007. The company also provided an allowance of $1,465,738 for other receivables and the amounts due from related parties. The significant increase in this allowance is due to the write off of certain accounts receivables that have been past due for over two years. Although management believes that these receivables can be collected in the future, the receivables were written off to comply with US GAAP.  Management will continue to work hard to collect these amounts.

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

At December 31, 2008 and 2007, the Company determined that there was no impairment of value.

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

Government subsidies

Pursuant to the document dated December 16, 2004 with No. 173 issued by Tibet Finance Bureau, the profits tax payment of Changdu Huiheng in excess of RMB 900,000 for a year will be refundable by Tibet Finance Bureau. The 31% of business tax payment will be refundable by Tibet Finance Bureau provided that the business tax payment exceeds RMB 1.0 million for a year. The 38.75% of value added tax payment will be refundable by Tibet Finance Bureau provided that the value added tax payment exceeds RMB 1.5 million for a year. All tax incentive policies will be valid for five (5) years from the year of commencement of tax refund, starting from September 2006.

(k)	Research and Development Costs

Research and development costs are charged to expense as incurred. Research and development costs mainly consist of remuneration for the research and development staff and material costs for research and development. The company incurred $472,919 and $263,314 for the years ended December 31, 2008 and 2007, respectively.

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

(m)	Retirement and Other Postretirement Benefits

Contributions to retirement schemes are compulsory and are charged to consolidated statements of operations as general and administrative expenses when the related employee service is provided. The company doesn’t have a separate retirement benefit scheme for any employees.

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

The average monthly exchange rates for 2008 and the closing rate as of December 31, 2008 were RMB 6.9351 and RMB 6.8225 to one USD, respectively. The average monthly exchange rates for 2007 and the closing rate of December 31, 2007 were RMB 7.5973 and RMB 7.2946 to one USD, respectively.

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

The following table sets forth the computation of basic and diluted net income per share:

For the year	2008	2007
NET INCOME	$4,011,626	$9,015,769

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	$1,069,357	$702,914

COMPREHENSIVE INCOME	$5,080,983	$9,718,683

EARNINGS PER SHARE
- Basic	$0.29	$0.68

- Diluted	$0.25	$0.56

Weighted Common Shares Outstanding
- Basic	13,754,118	13,283,562

- Diluted	16,251,113	16,084,675

The weighted-average number of common shares outstanding during the period from January 1, 2006 through the May 2007 share exchange is based on the number of shares of Allied Moral multiplied by the exchange ratio in the merger agreement. The weighted-average number of common shares outstanding from the acquisition date through December 31, 2008 is based upon the actual number of shares outstanding during the year.

(r)	Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

(s)	Segment Reporting

SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, establishes standards for reporting information on operating segments in interim and annual financial statements. The company operates in two segments (i) selling the medical equipment and, (ii) providing the consultancy, repairs and maintenance services for the customers. The chief operating decision-makers review the company’s operation results on an aggregate basis and manage the operations as two operating segments.

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

In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and requires enhanced disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008 the FASB issued FASB staff position, or FSP, No. 157-2, Effective Date of SFAS No. 157, which delays the effective date of SFAS No. 157 for non-financial assets and liabilities, other than those that are recognized or disclosed at fair value on a recurring basis, to fiscal years beginning after November 15, 2008. Our adoption of SFAS No. 157 related to financial assets and liabilities for the year ended December 31, 2008 had no impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement also requires acquisition-related costs to be expensed as incurred. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141(R) will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date of January 1, 2009.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Asset. FSP FAS 142-3 is effective for the Company beginning in fiscal 2010. The Company is currently evaluating FSP FAS 142-3 and the impact, if any, that it may have on its results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS No. 162 is effective for the Company 60 days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of this Standard is not expected to have a material impact on our results of operations or financial position.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This statement amends SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to require additional disclosure in sponsor’s financial statements about pension plan assets, obligations, benefit payments, contributions and net benefit cost and other postretirement benefits. The requirements of this statement are effective for the Company for the fiscal year ending January 31, 2010. Since this statement only pertains to disclosures in the notes to consolidated financial statements, it will not impact the Company’s consolidated financial position and results of operations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Incentive Share and After-tax Profit Targets

As an additional payment under the Allied Moral Holdings Securities Exchange Agreement, the previous holders of common stock of Allied Moral Holdings will be issued, on an all or none basis, 400,000 shares of common stock each year over three years (up to an aggregate of 1,200,000 shares of common stock), if on a consolidated basis, the company has after-tax profits in the following amounts for the indicated periods:

Years Ending December 31,	After-tax Profit in USD
2009	18,500,000
2010	26,200,000
2011	34,060,000

OUR SELECTED RESULTS OF OPERATIONS

Operating revenues

For the year ended December 31, 2008, revenues were $12.29 million, a decrease of $3.91 million, or 24%, compared to $16.20 million for the prior year. This decrease was due to less revenue from product sales and tax refunds and subsidies in 2008 compared with 2007. The next two paragraphs discuss these changes in greater detail.

Total revenues from product sales were $5.62 million for 2008, a decrease of $3.91 million or 41%, compared to $9.53 million for the prior year. In 2008, we sold 6 units and in 2007 we sold a total of 11units. This decrease in unit sales and revenues in 2008 compared with 2007 can be attributed to a number of factors including the Sichuan earthquake and the Olympic games which we believe delayed government approvals for our products which our customers need to install and operate the units.

Total revenues from services were $5.52 million for 2008, an increase of $0.48 million or 9.5%, compared to $5.03 million for the prior year. For the years ended December 31, 2007 and 2008, we managed the same number of service contracts.  The increase in revenue was due to the appreciation of the RMB against the USD over the period.

Of the $12.29 million of revenues, approximately $1.16 million related to tax refunds and subsidies, a decrease of approximately $0.48 million or 29% compared with the $1.64 million in tax refunds and subsidies for the prior year.  The decrease in tax refunds and subsidies is due to delays in the processing of some of our 2007 applications by the government.  We believe that we will receive additional refunds and subsidies from 2007 in 2009.

Revenue Backlog

Revenue backlog represents the total amount of unrecognized revenue associated with existing purchase orders for our products. Any deferral of revenue recognition is reflected in an increase in backlog as of the end of that period. The backlog as of December 31, 2008 amounted to $9.97 million, representing an increase of 304%, compared to $2.47 million as of December 31, 2006. The increase in backlog was due to an increased demand from customers as well as delays in the government approval process which caused some of the units to stay in our backlog longer than we expected.

These purchase orders are not cancelable and we expect them to be installed in 2009 and 2010.

Cost of revenues

The total cost of revenues amounted to $2.79 million for the year ended December 31, 2007, a decrease of $1.23 million or 31%, compared to $4.03 million for the prior year. The decrease was due to a decrease in the number of units sold in 2008 compared with 2007.

Gross margin

As a percentage of total revenues, the overall gross margin increased to 77.27% for the year ended December 31, 2008 from 75.14% for the prior year. The increase in the gross margin was due to higher margin service revenues accounting for a larger percentage of total revenues in 2008 compared to 2007.

Operating expenses

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries and related expenses for personnel engaged in sales, marketing and customer support functions and costs associated with advertising and other marketing activities.

Sales and marketing expenses were approximately $227,000 for the year ended December 31, 2008, an increase of 179%, or roughly $144,525 compared to approximately $81,000 for the prior year. The increase was due to the company increasing its sales personnel and due to increased marketing expenses related to international sales in 2008.

We expect that our selling expenses will remain at or increase above the 2008 levels as we increase our efforts to expand sales, particularly internationally, where our brand is not as well known and the resources devoted to establish a presence in new markets will be greater.

General and administrative expenses. General and administrative expenses consist primarily of salaries and benefits and related costs for our administrative personnel and management, fees and expenses of our outside advisers, including legal, audit and valuation expenses, expenses associated with our administrative offices. General and administrative expenses amounted to approximately $4.15 million for the year ended December 31, 2008, an increase of roughly $2.62 million compared to approximately $1.53 million for the prior year, representing an increase of 171%. The increase in general and administrative expenses was due primarily to the significant allowance for doubtful accounts of $2.21 million as of the end of 2008. As of December 31, 2007, this amount was approximately $5,000.  Although management believes that these receivables can be collected in the future, they were written off to comply with US GAAP as they have been outstanding for more than 2 years. Management will continue to work hard to collect these amounts.

Research and development expenses. Research and development expenses include employee compensation, materials consumed and experiment expenses for specific new product research and development, and any expenses incurred for basic research on advanced technologies. Research and development expenses were $472,920 for the year ended December 31, 2008, compared to $263,310 for the prior year. This was due to new product development including our MLC, linear accelerator and next-generation SGS device.

Income tax provision

Our effective tax rate was 16.69% for the year ended December 31, 2008, compared to 9.12% for the year ended December 31, 2007. This increase in effective tax rate resulted from a combination of factors. The tax rate payable at each level of our operations is different. In 2007, the tax rate payable at Changdu Huiheng was 15%, at Wuhan Kangqiao was 15% and at Shenzhen Hyper was 0%. In 2008 compared with 2007, a smaller percentage of the company’s income was earned at Shenzhen Hyper, and therefore less income was subject to a 0% tax rate. Although the effective tax rate increased, income tax paid decreased to $774,000 in 2008 from $938,078 in 2007 as a result of lower revenues in 2008 compared with 2007.

Net income

For the year ended December 31, 2008, the company’s net income amounted to $4.01 million, a decrease of $5.0 million or 55% compared to $9.02 million for the prior year. This decrease was attributable primarily to the decrease in product sales and the receivables that were written off that are described in “General and Administrative” paragraph above.

Comprehensive Income

For the year ended December 31, 2008, the company’s comprehensive income amounted to $5.08 million, a decrease of $4.64 million or 48% compared to $9.72 million for the prior year. The decrease increase was due to a decrease in net income and foreign currency translation adjustments over the period.

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

As of December 31, 2008, the company had total assets of $23.04 million. Our cash was $1.02 million, accounts receivable were $10.98 million, prepayment and other receivables were $4.01 million and inventories were $1.35 million.   Working capital was approximately $15.06 million. The quick ratio was approximately 6.97:1.

Comparison of years ended December 31, 2007 and 2008

Net cash from operating activities totaled a negative of  $258,040 for the year ended December 31, 2008, a decrease by $4,361,046 compared to $4,103,006 for the prior year. This decrease resulted primarily from the following changes in the operating assets and liabilities:

	$2.94 million increase in accounts receivables;

	$282,000 increase in inventories;

	$1.2 million increase in prepayments and other receivables;

	$118,000 increase in accounts payable;

	$186,000 decrease in tax payable; and

	$691,000 decrease in accrued expenses and other current liabilities.

Net cash provided by/(used in) investing activities was $30,000 and ($10.24 million) for the years ended December 31, 2008 and 2007, respectively.

Cash flows (used in)/provided by financing activities amounted to ($460,000) for the year ended December 31, 2008 and $5.62 million for the year ended December 31, 2007.  For the year ended December 31, 2007, cash flows generated by financing activities consisted of $9.12 million from the sale of Series A Preferred Stock in February 2007 and a $3.49 million payment for the redemption of common shares.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

Our financial statements are annexed to this report beginning on page F-1.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report.

We discovered information that indicated deficiencies in the controls and procedures we use to ensure that information we are required to disclose in our reports to the SEC is summarized and reported within the required periods.   The significant deficiencies we have found include: (1) lack of sufficient staff with appropriate knowledge, experience, and training in the application of U.S. GAAP, and (2) needed improvement in our enterprise risk management system to address enterprise risk and internal policies over enterprise level controls.  As a result of these deficiencies and the need to address other areas that we have determined to need improvement, we determined that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  In conducting this assessment, we recognized that the transition in 2007 of our operating subsidiaries to become the principal operating entities of a public company and the continued development of our business presented additional challenges and requirements on our internal control systems and procedures that had not been present for earlier periods.  For example, while we had developed strong accounting systems and procedures to prepare the reports required of a privately held company in China, the transactions in 2007 meant that we would have to convert our financial reporting to prepare financial statements under generally accepted accounting principles in the U.S. (“US GAAP”).  Similarly, although we have historically relied on direct and extensive oversight of our systems and operations by our experienced management team, we recognized that we would need to implement additional and improved controls and procedures as our company grew and developed.  Based on the evaluation of our internal control over financial reporting, we determined that we had two significant deficiencies which could adversely affect our ability to initiate, authorize, record, process or report financial data in accordance with US GAAP.  While the areas we identified are sources of potential risk, we do not believe that these potential risks have affected our financial statements or that there are any errors in our previously reported financial statements that would require restatement.  The significant deficiencies we found were:  (1) lack of sufficient accounting staff with appropriate knowledge, experience and training in the application of US GAAP; and (2) needed improvements in both our enterprise risk management system to address enterprise risks and related policies over enterprise level controls.  Based on our evaluation under the framework in Internal Control – Integrated Framework and because of the significant deficiencies we identified, our management concluded that our internal control over financial reporting was not effective as of December 31, 2008.

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

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table and text set forth the names and ages (as of December 31, 2008) of all of our directors and executive officers. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Except for Mr. Huang being the brother-in-law of Mr. Hui and Mr. Hui Yang being the nephew of Mr. Hui, there are no family relationships among directors and executive officers.

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

Name	Age	Position
Hui Xiaobing	55	Chairman and CEO
Huang Jian	52	Vice President and Director
Hui Yang	40	Corporate Secretary
Richard Shen	43	Chief Financial Officer
Cui Zhi	39	Chief Technology Officer
Tang Shucheng	46	Director of Marketing
Li Daxi	61	Director

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

Hui Yang, Corporate Secretary

Mr. Hui Yang was appointed as the Huiheng’s Corporate Secretary of Huiheng in August 2008.  Before that, he served since 2001 as chief financial officer of Shenzhen Hyper, a subsidiary of Huiheng.  Before joining Shenzhen Hyper, Mr. Hui was a manager of International Settlement Department for China Everbright Bank from 1997 through 2000. Mr. Hui obtained his undergraduate degree from Zhejiang University, where he majored in International Finance, and received a master's degree in Economic Law from Xian Jiaotong University.

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

Audit Committee

Our Board of Directors has established an Audit Committee which currently consists of Li Daxi.  All members of the Audit Committee satisfy the independence requirements established by the Nasdaq Marketplace Rules.  Li Daxi is an “audit committee financial expert,” as defined in the rules of the Securities and Exchange Commission.  The Audit Committee conducts an annual review of the committee’s overall performance.  The primary purpose of the Audit Committee is to oversee our accounting and financial reporting processes and the function of the Audit Committee includes retaining our independent auditors, reviewing their independence, reviewing and approving the planned scope of our annual audit, reviewing and approving any fee arrangements with our auditors, overseeing their audit work, reviewing and pre-approving any non-audit services that may be performed by them, reviewing the adequacy of accounting and financial controls, reviewing our critical accounting policies and reviewing and approving any related party transactions.  The Audit Committee held one meeting during the fiscal year ended December 31, 2008.

Compliance with Section 16(a) of the Exchange Act

Because we have not registered a class of securities under Section 12 of the Securities Exchange Act, our officers and directors are not subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

Code of Conduct and Ethics

We have not yet adopted a Code of Conduct and Ethics that applies to all of our employees, officers and directors.  However, our board of directors are currently discussing and working to adopt such Code of Conduct and Ethics.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth the information, on an accrual basis, with respect to the compensation of our and Allied Moral’s executive officers for the fiscal years ended December 31, 2007 and December 31, 2008.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings	All Other Compen- sation ($)	Total ($)
Hui Xiaobing,	2008		$56,284		$0	0	0	0	0	0		$56,284
Chief Executive Officer	2007		$19,200		$2,667							$21,867

Huang Jian,	2008		$35,178		$0	0	0	0	0	0		$35,178
Vice President	2007		$16,000		$1,333							$17,333

Richard Shen (1)	2008		$52,766		$0	0	0	0	0	0		$52,766
Chief Financial Officer	2007		$6,000		$0							$6,000

Cui Zhi,	2008		$24,624		$0	0	0	0	0	0		$24,624
Chief Technology Officer	2007		$13,440		$1,333							$14,773

Tang Sucheng,	2008		$21,107		$0	0	0	0	0	0		$21,107
Director of Marketing	2007		$7,200		$1,200							$8,400

Li Bo (2),	2008		$12,312		$0	0	0	0	0	0		$12,312
Corporate Secretary	2007		$8,000		$1,333							$9,333

Hui Yang (3),	2008		$21,107		$0	0	0	0	0	0		$21,107
Corporate Secretary	2007	$	---	$	---	--					$	---

(1) Mr. Shen joined the company in 2007.

(2) Mr. Li Bo resigned from his position with  the company for personal reasons in August 2008.

(3) Mr. Hui Yang became the Corporate Secretary in August 2008, replacing Mr. Li Bo.

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

Compensation of Directors

While the Company has agreed  to compensate our outside directors for their service through a combination of cash and stock options, in addition to the reimbursement of their expenses incurred in performing their duties, we have not made any payment to our directors nor have we awarded any stock options in 2008.  Each director (other than the Chair of the Compensation Committee or Audit Committee) will receive $3,000 per month and a stock option to purchase 30,000 shares vesting quarterly over a period of three years. The Chair of the Compensation Committee will receive $3,500 per month and options for 36,000 shares (with the same vesting schedule as the other directors) and the Chair of the Audit Committee will receive $4,000 per month and options for 36,000 shares (with the same vesting schedule as the other directors).

Employment contracts and termination of employment and change-in-control arrangements

None of our officers or employees is under an employment contract or has contractual rights triggered by a change in control of the Company.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of our Board of Directors is currently comprised of Mr. Li Daxi.  The Compensation Committee is comprised entirely of independent directors. None of the members of our Compensation Committee is or has ever been one of our officers or employees.  No interlocking relationship exists between the Huiheng Board of Directors or Compensation Committee and the board of directors or compensation committee of any other entity.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

As of March 31, 2009, we had a total of 13,914,282 shares of common stock outstanding and 222,467 shares of Series A Preferred Stock issued and outstanding. As a class the Series A Preferred Stock is convertible into 2,336,838 shares of our common stock.

Common Stock

The following table sets forth, as of March 31, 2009: (a) the names and addresses of each beneficial owner of more than five percent of our common stock known to us, the number of shares of common stock beneficially owned by each such person, and the percent of our common stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares our common stock beneficially owned, and the percentage of our common stock so owned, by each such person, and by all of our directors and executive officers as a group. Unless otherwise indicated, the business address of each of our directors and executive offices is c/o Huiheng Medical, Inc., Huiheng Building, Gaoxin 7 Street South, Keyaunnan Road, Nanshan District, Shenzhen Guangdong, P.R. China 51807. Each person has sole voting and investment power with respect to the shares of our common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name of Beneficial Owner	Shares Owned Beneficially	Percentage Ownership
Hui Xiaobing (1)	11,750,000	84.44%

Huang Jian	0	*

Hui Yang	0

Richard Shen	0	*

Cui Zhi	0	*

Tang Shucheng	0	*

Li Daxi	0	*

All Officers & Directors as a Group (7 people)	11,750,000	84.44%

* Individual owns less than 1% of our securities.

(1) Includes shares held by Clear Honest International Limited, Boom High Management Limited and Charm Sea Management Limited, all of which are companies controlled by Mr. Hui Xiaobing, Chief Executive Officer of Huiheng.

Preferred Stock

The following table sets forth, as of March 31, 2009: the names and addresses of each beneficial owner of more than five percent of our Series A Preferred Stock known to us, the number of shares of preferred stock beneficially owned by each such person, the percent of the preferred stock so owned, and the number of shares of common stock issuable upon conversion of the preferred stock. To our knowledge, none of our directors or executive officers have any direct or beneficial ownership interest in shares of preferred stock or shares of common stock issuable upon conversion of the preferred stock:

Name and Address	Shares Beneficially Owned	Percentage Ownership	Shares of Common Stock Issuable on Conversion

Chardan China Investments, LLC 625 Broadway, Ste. 1111 San Diego, CA 92101	52,667	23.7%	553,225

Platinum Partners Value Arbitrage Fund, L.P. (conversion in 2008, needs update) 152 West 57th St. New York, NY 10019	48,988	22.0%	514,580

Kenneth Greif 240 Maple Street Englewood, NJ 07631	20,000	8.9%	210,084

Atlas Master Fund, Ltd 135 East 57th St. New York, NY 10022	15,087	6.8%	158,477

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

None.

Indebtedness of Management

There have been no borrowings by management from the company.

Item 14.  Principal Accounting Fees and Services.

We paid the aggregate fee of $115,000 to UHY VOCATION HK CPA LIMITED, our principal external auditors, for the professional services rendered by them for the quarterly reviews and audit of our annual financial statements for the fiscal year ended on December 31, 2008.

Item 15.  Exhibits, Financial Statements and Schedules.

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

10.8
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

10.12
Capital Contribution Transfer Agreement between Hui Xiaobing and Tibet Changdu Huiheng Development Co., Ltd. dated February 25, 2006 (incorporated by reference to the exhibit to the Amendment No. 2 on Form S-1 to Form SB-2 filed with the Securities and Exchange Commission on July 7, 2008)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the Shenzen, China on April 21, 2009.

Huiheng Medical, Inc., a Nevada corporation

By:	/s/ Hui Xiaobing
Hui Xiaobing
President and Chief Executive Officer

Date: April 21, 2009

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Hui Xiaobing and Richard Shen, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.

Signature(s)	Title(s)	Date

/s/ Hui Xiaobing	Chairman and CEO
Hui Xiaobing	(Principal Executive Officer)	April 21, 2009

/s/ Richard Shen	Chief Financial Officer
Richard Shen	(Principal Financial and Accounting Officer)	April 21, 2009

/s/ Jian Huang
Jian Huang	Director	April 21, 2009

/s/ Daxi Li
Daxi Li	Director	April 21, 2009

HUIHENG MEDICAL, INC.

DECEMBER 31, 2008

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS
HUIHENG MEDICAL INC.

We have audited the accompanying consolidated balance sheets of Huiheng Medical Inc. (the “Company”) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Huiheng Medical Inc. and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY VOCATION HK CPA LIMITED

Hong Kong, the People’s Republic of China
April 15, 2009

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS		As at year ended December 31,
	Note	2008	2007
CURRENT ASSETS:
Cash		$1,019,176	$866,585
Accounts receivable, net of allowance for doubtful accounts of $743,584 and $5,059		10,978,419	8,040,015
Prepayments and other receivables, net of allowance for doubtful accounts of $732,869 and $0	4	4,008,810	3,478,518
Inventories	3	1,353,352	1,071,613
Amount due from a related party, net of allowance for doubtful accounts of $732,869 and $0	9	-	745,483
Deferred income tax assets	12	-	20,630

Total Current Assets		17,359,757	14,222,844

INVESTMENT IN AFFILIATE		45,194	48,326

PROPERTY, PLANT AND EQUIPMENT	5	2,643,022	3,701,692

INTANGIBLE ASSETS	6	860,175	881,738

OTHER RECEIVABLES, net of current portion		1,666,684	-

DEFERRED OFFERING COSTS		460,209	-

DEFERRED INCOME TAX ASSETS, net of current portion	12	-	5,753

Total Assets		$23,035,041	$18,860,353

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable		$832,906	$714,837
Amount due to related parties	9	24,577	117,162
Income tax payable		21,431	207,660
Accrued liabilities and other payables	7	1,418,644	2,109,287

Total Current Liabilities		2,297,558	3,148,946

MINORITY INTEREST	8	1,298,604	1,353,511

Total Liabilities and Minority Interest		3,596,162	4,502,457

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized;	10
Designated 300,000 shares of Series A convertible preferred stock;		229	267
229,133 and 266,666 shares issued and outstanding with
liquidation preference of $8,592,487.50 at December 31, 2008
Common stock, $0.001 par value; 74,000,000 shares authorized;
23,544,254 shares issued, 13,844,254 and 13,450,000 shares outstanding		13,844	13,450
Additional paid-in capital		7,498,086	7,498,086
Retained earnings		10,159,147	6,147,877
Accumulated other comprehensive income
Foreign currency translation gain		1,767,573	698,216

Total Stockholders' Equity		19,438,879	14,357,896

Total Liabilities, Minority Interest and Stockholders' Equity		$23,035,041	$18,860,353

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
	2008	2007

REVENUES	$12,293,641	$16,203,566

COST OF REVENUES	2,794,859	4,028,029

GROSS PROFIT	9,498,782	12,175,537

OPERATING EXPENSES:
Sales and marketing expenses	226,525	81,199
General and administrative expenses	4,154,539	1,530,074
Research and development costs	472,919	263,314

Total Operating Expenses	4,853,983	1,874,587

OPERATING INCOME	4,644,799	10,300,950

OTHER EXPENSE:
Interest income	1,303	5,269
Equity in loss of affiliate	(6,371)	(19,023)

Total Other Expense	(5,068)	(13,754)

NET INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	4,639,731	10,287,196

INCOME TAXES	774,259	938,078

NET INCOME BEFORE MINORITY INTEREST	3,865,472	9,349,118

MINORITY INTEREST	146,154	(333,349)

NET INCOME	4,011,626	9,015,769

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	1,069,357	702,914

COMPREHENSIVE INCOME	$5,080,983	$9,718,683

EARNINGS PER SHARE
- Basic	$0.29	$0.68

- Diluted	$0.25	$0.56

Weighted Common Shares Outstanding
- Basic	13,754,118	13,283,562 *

- Diluted	16,251,113	16,084,675 *

* As restated to reflect the reverse merger acquisition.

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Series A Preferred Stock
	$0.001 Par Value		Common Stock, $0.001 Par Value		Additional		Accumulated Other	Total
	Number of		Number of		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity

Balance, December 31, 2006	-	$-	13,000,000	$13,000	$(1,616,554)	$712,279	$(4,698)	$(895,973)

Recapitalization - reverse merger	266,666	267	450,000	450	(717)	-	-	-

Comprehensive income:
Net income	-	-	-	-	-	9,015,769	-	9,015,769
Foreign currency translation gain	-	-	-	-	-	-	702,914	702,914

Total comprehensive income	-	-	-	-	-	-	-	9,718,683

Contribution to capital, net	-	-	-	-	9,115,357	-	-	9,115,357

Payment for redemption of
common shares	-	-	-	-	-	(3,580,171)	-	(3,580,171)

Balance, December 31, 2007	266,666	267	13,450,000	13,450	7,498,086	6,147,877	698,216	14,357,896

Comprehensive income:
Net income	-	-	-	-	-	4,011,626	-	4,011,626
Foreign currency translation gain	-	-	-	-	-	-	1,069,357	1,069,357

Total comprehensive income	-	-	-	-	-	-	-	5,080,983

Conversion of stock	(37,533)	(38)	394,254	394	-	(356)	-	-

Balance, December 31, 2008	229,133	$229	13,844,254	$13,844	$7,498,086	$10,159,147	$1,767,573	$19,438,879

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2008	2007

Cash flows from operating activities:

Net income	$4,011,626	$9,015,769

Adjustments to reconcile net income to net
cash (used in) / provided by operating activities:
Depreciation of property, plant and equipment	253,891	79,399
Amortization of intangible assets	81,236	91,758
Minority interest	(146,154)	333,349
Equity in loss of affiliate	6,371	19,023
Deferred taxes	26,383	(415)

Changes in assets and liabilities:
Accounts receivable	(2,938,404)	(5,390,715)
Prepayments and other receivables	(1,201,146)	(692,000)
Inventories	(281,739)	553,062
Accounts payable	118,069	76,853
Income tax payable	(186,229)	(620,168)
Amounts due from related parties	688,699	116,068
Accrued liabilities and other payables	(690,643)	521,023

Net cash (used in) / provided by operating activities	(258,040)	4,103,006

Cash flows from investing activities:
Capital expenditures on addition of property, plant and equipment	(129,528)	(3,371,037)
Repayment of advances to third parties	195,236	-
Repayment of advances to related parties	64,199	-
Repayment of advance from related parties	(100,000)	-
Advances to related parties	-	(12,635)
Payment for the acquisition of a subsidiary	-	(6,854,386)

Net cash from / (used in) investing activities	29,907	(10,238,058)

Cash flows from financing activities:
Contribution to capital	-	9,115,357
Deferred offering costs	(460,209)	-
Payment for redemption of common shares	-	(3,494,836)

Net cash (used in) / from financing activities	(460,209)	5,620,521

Net decrease in cash	(688,342)	(514,531)

Effect on change of exchange rates	840,933	1,043,077

Cash as of January 1	866,585	338,039

Cash as of December 31	$1,019,176	$866,585

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest paid	$-	$-
Income tax paid	$971,600	$1,558,246

Non-cash item:
During the year ended December 31, 2008, an amount of $1,191,066 was transferred from Property, Plant and Equipment to Other Receivables, representing amounts paid on construction in progress on behalf of the landlord in 2007 and 2008 that will now be offset against future lease payments. During 2008, an amount of $2,198,608 was transferred from Construction in progress to Building under Property, Plant and Equipment.

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2008

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
December 31, 2008

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

During 2008, certain shareholders of the Series A Preferred Stock converted a total of 37,533 shares into common stock, at a rate of 1 share Series A Preferred stock to 10.5042 shares common stock resulting in the issuance of 394,254 shares of common stock.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company's financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") ..  The preparation of the financial statements in accordance with US GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the years. Significant items subject to such estimates and assumptions include the recoverability of the carrying amount and the estimated useful lives of long-lived assets; valuation allowances for receivables, realizable values for inventories. Actual results could differ from those estimates.

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

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont'd)

Reverse Acquisition Merger (…/Cont'd)

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

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont'd)

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts, sales returns, trade discounts and value added tax. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.   The Company performs ongoing credit evaluations of its customers' financial conditions. The Company provided an allowance of $743,584 and $5,059 for doubtful accounts  respectively as of December 31, 2008 and 2007.

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

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont'd)

Summary of significant accounting policies (…/Cont'd)

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

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont'd)

Summary of significant accounting policies (…/Cont'd)

Impairment of long-lived assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of, if any, are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  At December 31, 2008 and 2007, the Company determined that there was no impairment of value.

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
December 31, 2008

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

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont'd)

Summary of significant accounting policies (…/Cont'd)

Revenue recognition (…/Cont'd)

(i) Sales of medical equipment (…/Cont'd)

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

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2008

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

Research and development costs

Research and development costs are charged to expense as incurred. Research and development costs mainly consist of remuneration for the research and development staff and material costs for research and development. The Company incurred $472,919 and $263,314 for the year ended December 31, 2008 and 2007, respectively.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont'd)

Summary of significant accounting policies (…/Cont'd)

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

During 2008, the Company adopted FASB Interpretation No. FIN 48, Accounting for Uncertainty in Income Taxes, which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

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

The average monthly exchange rates for year ended December 31, 2008 and the closing rate as of December 31, 2008 were Rmb 6.9351 and Rmb 6.8225 to one USD, respectively. The average monthly exchange rates for the year ended December 31, 2007 and the closing rate as of December 31, 2007 were Rmb 7.5973 and Rmb 7.2946 to one USD, respectively.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2008

Comprehensive income

The Company has adopted SFAS No. 130 Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components.  Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statements of Income and the Consolidated Statement of Stockholders’ Equity.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont'd)

Summary of significant accounting policies (…/Cont'd)

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

The following table sets forth the computation of basic and diluted net income per share:

	For the Year ended December 31,
	2008	2007

Net income	$4,011,626	$9,015,769

Weighted average outstanding shares of common stock	13,754,118	13,283,562
Dilutive effect of Convertible Preferred Stock	2,496,995	2,801,113
Diluted weighted average outstanding shares	16,251,113	16,084,675

Earnings per share:
Basic	$0.29	$0.68
Diluted	$0.25	$0.56

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2008

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

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont'd)

Summary of significant accounting policies (…/Cont'd)

Financial instruments with characteristics of both liabilities and equity

The Company accounts for its Series A Preferred Stock in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. We have determined that our Series A Preferred Stock is not mandatorily redeemable. Accordingly, the Company accounts for the Preferred stock as permanent equity.

Impact of new accounting standards

In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and requires enhanced disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008 the FASB issued FASB staff position, or FSP, No. 157-2, Effective Date of SFAS No. 157, which delays the effective date of SFAS No. 157 for non-financial assets and liabilities, other than those that are recognized or disclosed at fair value on a recurring basis, to fiscal years beginning after November 15, 2008. Our adoption of SFAS No. 157 related to financial assets and liabilities for the year ended December 31, 2008 had no impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement also requires acquisition-related costs to be expensed as incurred. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141(R) will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date of January 1, 2009.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2008

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Asset. FSP FAS 142-3 is effective for the Company beginning in fiscal 2010. The Company is currently evaluating FSP FAS 142-3 and the impact, if any, that it may have on its results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS No. 162 is effective for the Company 60 days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of this Standard is not expected to have a material impact on our results of operations or financial position.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont'd)

Summary of significant accounting policies (…/Cont'd)

Impact of new accounting standards  (…/Cont'd)

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This statement amends SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to require additional disclosure in sponsor’s financial statements about pension plan assets, obligations, benefit payments, contributions and net benefit cost and other postretirement benefits. The requirements of this statement are effective for the Company for the fiscal year ending January 31, 2010. Since this statement only pertains to disclosures in the notes to consolidated financial statements, it will not impact the Company’s consolidated financial position and results of operations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – INVENTORIES

At December 31, 2008 and 2007, inventories consisted of the following:

	2008	2007

Raw materials	$262,355	$338,637
Work-in-progress	1,090,997	732,976
	$1,353,352	$1,071,613

Final assembly of our products, including installation of radioactive source materials, is conducted on site at our customer locations. Our products are not considered to be finished good (available for sale in the normal course of business) until such time as the source material is installed in the units.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 4 – PREPAYMENTS AND OTHER RECEIVABLES

At December 31, 2008 and 2007, prepayments and other receivables consisted of the following:

	2008	2007

Prepayments to suppliers	$3,247,978	$2,333,901
Advances to third parties (a)	-	866,669
Other receivables
- construction in progress paid on behalf of landlord (b)	281,422	-
- VAT tax refund	-	102,523
- loan or advance to staff for business travelling	22,758	91,496
- utilities and rental deposits	1,949	12,394
- prepayment made to Jilin University for research	-	41,126
- prepaid expenses made by director	2,932	6,854
- deposit for acquisition of a Land use right at Wuhan Kangqiao
	384,621	-
- others	67,150	23,555
	$4,008,810	$3,478,518

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 4 – PREPAYMENTS AND OTHER RECEIVABLES (…/Cont'd)

(a)
Advances to third parties represent unsecured, interest-free advances due from Shenzhen Hui Xin Nano Technology Development Company Limited (“Hui Xin”) and advances due from Shenzhen Jiancheng Investment Co., Ltd ("Jiancheng") as follows:

The balance due at December 31, 2007 included $181,230 resulting from advances made during prior periods in contemplation of a business acquisition of Hui Xin which has since been abandoned. The balance was repaid to the Company in 2008.

The balance due at December 31, 2007 included $685,439 resulting from advances made to Jiancheng, a distributor of the Company’s products, in prior periods also in contemplation of a business acquisition which has since been abandoned.  The Company fully reserved the balance due as of December 31, 2008 due to the uncertainty as to the collectabilityof the receivable.

(b)
During the year ended December, 2008, an amount of $1,191,066 was transferred from Construction in progress under Property, Plant and Equipment to Other Receivables and $757,040 was transferred from Prepayments to Other Receivables, representing amounts paid on construction in progress on behalf of the landlord in 2007 and 2008. Such amounts will be offset against future years lease payments (Note 15). $1,666,684 has been classified as non-current assets and $281,422 has been classified as current assets.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

At December 31, 2008 and 2007, property, plant and equipment consisted of the following:

	2008	2007

Building improvements	$172,346	$161,192
Buildings	2,309,072	103,316
Production equipment	617,806	531,506
Furniture, fixture and office equipment	271,867	182,002
Motor vehicles	187,432	175,301
	3,558,523	1,153,317
Less: Accumulated depreciation	(915,501)	(617,175)
	2,643,022	536,142
Construction in progress	-	3,165,550
	$2,643,022	$3,701,692

Depreciation expense is included in the consolidated statements of income. For the year ended December 31, 2008 and 2007, depreciation expenses were $253,891 and $79,399, respectively.

Construction in progress had been completed and transferred to Building under Property, Plant and Equipment at the end of 2008. An amount of $1,191,066 was transferred from Construction in progress under Property, Plant and Equipment to Other Receivables during the year of 2008 was to offset against future lease payments.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 6 – INTANGIBLE ASSETS

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

For the year ended December 31, 2008 and 2007, amortization expense was $81,236 and $91,758.

NOTE 7 – ACCRUED LIABILITIES AND OTHER PAYABLES

At December 31, 2008 and 2007, accrued liabilities and other payables consisted of the following:

	2008	2007

Accrued expenses	$327,224	$364,503
Accrued payroll and welfare	376,303	264,391
Value added tax, other taxes payable and surcharges	686,229	1,136,565
Customer deposits	28,888	343,828
Advance from third party	-	-
	$1,418,644	$2,109,287

Advance from third party represents unsecured, interest-free loans due to Tibet Changdu Hefeng Industrial Development Company Limited for paying the income tax in the nine months ended September 30, 2008. At September 30, 2008, the balance was $147,278 and the outstanding amount has since been fully paid in October 2008.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 8 – MINORITY INTEREST

Minority interest represents the share of 25% equity interest of Shenzhen Hyper owned by Shenzhen OUR International Limited.

NOTE 9 –AMOUNTS DUE FROM/TO RELATED PARTIES

A summary of related party receivables at December 31, 2008 is as follows:

Amounts due from a related party at December 31, 2008 includes amounts due from Huiheng Industry related to the original acquisition of Changdu Huiheng in 2004 together with working capital advances made to Huiheng Industry during 2007 and 2006.  The Company received the working capital of $64,199 and provided a 100% allowance for doubtful accounts for the remaining balance $732,869 as of December 31, 2008.

A summary of related party payables at December 31, 2008 is as follows:

Amounts due to related parties at December 31, 2008 represent the remaining balance due to Clear Honest International Limited pursuant to the 2007 share redemption as well as advances related to the acquisition of Changdu Huiheng. Clear Honest International Limited has settled $100,000 during 2008.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 10 –STOCKHOLDERS' EQUITY AND RETAINED EARNINGS

(a)    Stockholders’ Capital

The Company has authorized 74,000,000 shares of Common stock. As of December 31, 2008, 23,510,641 shares were issued and 13,810,641 shares were outstanding.

The Company has authorized 1,000,000 shares of Preferred stock, with 300,000 shares designated as Series A convertible preferred stock. As of September 30, 2008, 232,333 shares were issued and outstanding with liquidation preference of $8,712,488.

During 2008, the Company modified the terms of its Series A Convertible Preferred Stock. The modifications:

-	removed the redemption provisions
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

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2008

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

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 10 –STOCKHOLDERS' EQUITY AND RETAINED EARNINGS (…/Cont'd)

(a)    Stockholders’ Capital (…/Cont'd)

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

Series A Conversion

During 2008, certain shareholders of the Series A Preferred Stock converted a total of 37,533 shares into common stock, at a rate of 1 share Series A Preferred stock to 10.5042 shares common stock resulting in the issuance of 394,254 shares of common stock.

(b)    Retained Earnings

As of December 31, 2008, the Company established and segregated in retained earnings an aggregate amount for the Statutory Surplus Reserve and the Statutory Common Welfare Fund of $1,310,516.

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

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 11 - SEGMENT REPORTING

The Group has two reportable segments: products and services.

The following table presents information about the Company's operating segments for the year ended December 31, 2008 and 2007:

	2008	2007	Annual % change
Revenues:
Products	$5,619,870	$9,530,071	-41.03%
Services	5,515,422	5,034,683	9.55%
Other	1,158,349	1,638,812	-29.32%
	$12,293,641	$16,203,566	-24.13%

	2008	2007	Annual % change
Operating income:
Products	$3,287,787	$5,796,585	-43.28%
Services	4,895,555	4,600,109	6.42%
Other	1,158,349	1,638,812	-29.32%
	9,341,691	12,035,506	-22.38%
Corporate expenses	(4,696,892)	(1,734,556)	170.78%
Operating income	$4,644,799	$10,300,950	-54.91%

Other revenue consists principally of government financial subsidies to Changdu Huiheng.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 12 – INCOME TAXES

Huiheng Medical, Inc. is a non-operating holding company. All of the Company’s income before income taxes and related tax expenses are from PRC sources. The Company's PRC subsidiaries file income tax returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

Income tax expense for the year ended December 31, 2008 and 2007 were $774,259 and $938,078, respectively.

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

A reconciliation of the expected income tax expense to the actual income tax expense for the year ended December 31, 2008 and 2007 are as follows:

	2008	2007

Income before income taxes and minority interest	$4,639,731	$10,287,196

Expected PRC income tax expense at statutory tax rate of 25% (33%)	1,159,933	3,394,775
Non-deductible expenses	184,497	(165,835)
Temporary difference	-	(415)
Others	187,761	52,020
Tax rate differences	(757,932)	(2,342,467)
Actual income tax expense	$774,259	$938,078

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2008

The PRC tax system is subject to substantial uncertainties and has been subject to recently enacted changes. The interpretation and enforcement of which are also uncertain. The Company remains open to examination by the major jurisdictions to which the Company is subject to, in this case, the PRC tax authorities.

No deferred tax liability has been provided as the amount involved is immaterial.

NOTE 13 – CONCENTRATION OF CREDIT RISK

Customers concentrations

Three customers accounted for 84% and two customers accounted for 76% of Revenue for the years ended December 31, 2008 and 2007 respectively. These customers also accounted for 89% and 79% of accounts receivable as of December 31, 2008 and 2007, respectively. As a result, a termination in relationship with or a reduction in orders from any of these customers could have a material impact on the Company’s results of operations and financial condition.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 13 – CONCENTRATION OF CREDIT RISK (…/Cont'd)

Other credit risks

As of December 31, 2008, all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which were insured or collateralized. However, management believes those financial institutions are of high credit quality and has assessed the loss arising from the non-insured cash and cash equivalents from those financial institutions to be immaterial to the consolidated financial statements. Therefore, no loss in respect of the cash and cash equivalent were recognized as of December 31, 2008.

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

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2008

NOTE 15 - OPERATING LEASE COMMITMENTS

As of December 31, 2008, the total future minimum lease payments under non-cancellable operating leases in respect of premises are $5.3 million (Rmb36.16 million), which was based on the closing rate as of December 31, 2008. The amounts payable are as follows:

December 31
2009	$281,422
2010	281,422
2011	281,422
2012	281,422
2013	281,422
Thereafter	3,893,000
TOTAL	$5,300,110