Form 10-Q
period 2009-03-31
HUIHENG MEDICAL, INC.
filed 2009-05-15
CIK 1353972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File No. 333-132056

HUIHENG MEDICAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-4078899
(State or Other Jurisdiction Of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Huiheng Building, Gaoxin 7 Street South, Keyuannan Road, Nanshan District, Shenzhen Guangdon, P.R. China 518057	N/A
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code 86-755-25331366

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒              No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐               No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-3 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                No ☒

As of May 6, 2009, there were 13,914,282 shares of the issuer’s $0.001 par value common stock issued and outstanding.

HUIHENG MEDICAL, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2009	December 31, 2008
CURRENT ASSETS:	(Unaudited)	(Audited)
Cash	$32,992	$1,019,176
Accounts receivable, net of allowance for doubtful accounts of $742,375 and $743,584	11,483,371	10,978,419
Prepayments and other receivables, net of allowance for doubtful accounts of $731,679 and $732,869	3,828,669	4,008,810
Inventories	1,487,389	1,353,352

Total Current Assets	16,832,421	17,359,757

INVESTMENT IN AFFILIATE	72,565	45,194

PROPERTY, PLANT AND EQUIPMENT	2,576,125	2,643,022

LAND USE RIGHT, NET	953,035	-

INTANGIBLE ASSETS	838,167	860,175

OTHER RECEIVABLES, net of current portion	1,722,511	1,666,684

DEFERRED OFFERING COSTS	-	460,209

Total Assets	$22,994,824	$23,035,041

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$605,046	$832,906
Amount due to related parties	24,537	24,577
Income tax payable	155,142	21,431
Accrued liabilities and other payables	1,404,935	1,418,644

Total Current Liabilities	2,189,660	2,297,558

Total Liabilities	2,189,660	2,297,558

EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; Designated 300,000 shares of Series A convertible preferred stock; 222,467 and 229,133 shares issued and outstanding with liquidation preference of $8,342,513 at March 31, 2009	222	229
Common stock, $0.001 par value; 74,000,000 shares authorized; 23,614,282 shares issued, 13,914,282 and 13,844,254 shares outstanding	13,914	13,844
Additional paid-in capital	7,498,086	7,498,086
Retained earnings	10,336,390	10,159,147
Accumulated other comprehensive income
Foreign currency translation gain	1,735,731	1,767,573
Non-controlling interests	1,220,821	1,298,604

Total Equity	20,805,164	20,737,483

Total Liabilities and Equity	$22,994,824	$23,035,041

See accompanying notes to the consolidated financial statements

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For The Three Months Ended
	March 31,
	2009	2008

REVENUES	$1,398,619	$1,428,142

COST OF REVENUES	142,346	101,067

GROSS PROFIT	1,256,273	1,327,075

OPERATING EXPENSES:
Sales and marketing expenses	65,461	21,888
General and administrative expenses	893,606	405,765
Research and development costs	89,404	96,520

Total Operating Expenses	1,048,471	524,173

OPERATING INCOME	207,802	802,902

OTHER INCOME:
Interest income	116	344
Equity in income of affiliate	27,430	11,590

Total Other Income	27,546	11,934

NET INCOME BEFORE INCOME TAXES	235,348	814,836

INCOME TAXES	133,677	121,530

NET INCOME	101,671	693,306

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	75,635	80,364

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$177,306	$773,670

EARNINGS PER SHARE
- Basic	$0.01	$0.06

- Diluted	$0.01	$0.05

Weighted Common Shares Outstanding
- Basic	13,907,279	13,596,211

- Diluted	16,251,113	16,251,113

NET INCOME	101,671	693,306

OTHER COMPREHENSIVE INCOME:
Foreign currency translation (loss) gain	(33,990)	599,903

COMPREHENSIVE INCOME	$67,681	$1,293,209

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2009 (unaudited) and December 31, 2008 (Audited)

	Series A Preferred Stock $0.001 Par Value		Common Stock, $0.001 Par Value		Additional		Accumulated Other	Non-
	Number of		Number of		Paid-in	Retained	Comprehensive	controlling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	interests	Equity

Balance, December 31, 2007	266,666	$267	13,450,000	$13,450	$7,498,086	$6,147,877	$698,216	$1,353,511	$15,711,407

Comprehensive income:
Net income	-	-	-	-	-	4,011,626	-	(146,154)	3,865,472
Foreign currency translation loss	-	-	-	-	-	-	1,069,357	91,247	1,160,604

Total comprehensive income	-	-	-	-	-	-	-	-	5,026,076

Conversion of stock	(37,533)	(38)	394,254	394	-	(356)	-	-	-

Balance, December 31, 2008	229,133	$229	13,844,254	$13,844	$7,498,086	$10,159,147	$1,767,573	$1,298,604	$20,737,483
Comprehensive income:
Net income	-	-	-	-	-	177,306	-	(75,635)	101,671
Foreign currency translation loss	-	-	-	-	-	-	(31,842)	(2,148)	(33,990)

Total comprehensive income	-	-	-	-	-	-	-		67,681

Conversion of stock	(6,666)	(7)	70,028	70	-	(63)	-		-

Balance, March 31, 2009	222,467	$222	13,914,282	$13,914	$7,498,086	$10,336,390	$1,735,731	$1,220,821	$20,805,164

See accompanying notes to the consolidated financial statements

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended
	March 31,
	2009	2008

Cash flows from operating activities:

Net income	$101,671	$693,306

Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation of property, plant and equipment	62,572	41,660
Amortization of prepaid land lease	3,191	-
Amortization of intangible assets	20,600	19,674
Write off of deferred offering costs	460,209	-
Equity in loss of affiliate	(27,430)	(11,590)

Changes in assets and liabilities:
Accounts receivable	(504,952)	(411,382)
Prepayments and other receivables	124,314	(119,005)
Inventories	(134,037)	(165,388)
Accounts payable	(227,860)	(180,107)
Income tax payable	133,711	132,446
Accrued liabilities and other payables	(13,709)	(453,378)

Net cash used in operating activities	(1,720)	(453,764)

Cash flows from investing activities:
Capital expenditures on addition of property, plant and equipment	-	(58,396)
Payment for land use right	(956,226)	-

Net cash used in investing activities	(956,226)	(58,396)

Cash flows from financing activities:
Deferred offering costs	-	(189,407)

Net cash used in financing activities	-	(189,407)

Net decrease in cash	(957,946)	(701,567)

Effect on change of exchange rates	(28,238)	460,009

Cash as of January 1	1,019,176	866,585

Cash as of March 31	$32,992	$625,027

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
March 31, 2009
(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Huiheng Medical, Inc. (the “Company” or “Huiheng”), formerly known as Mill Basin Technologies, Limited (“Mill Basin”), is a China-based medical device company that, through its subsidiaries, designs, develops and markets radiation therapy systems used for the treatment of cancer.  The Company is a Nevada holding company and conducts all of its business through operating subsidiaries.

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

In January 2009, certain shareholders of the Series A Preferred Stock converted a total of 6,666 shares into common stock, at a rate of 1 share Series A Preferred stock to 10.5042 shares common stock resulting in the issuance of 70,028 shares of common stock

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
March 31, 2009
(Unaudited)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto contained in Form 10-K as filed with the Securities and Exchange Commission on April 22, 2009. Interim results are not necessarily indicative of the results for the full year.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts, sales returns, trade discounts and value added tax. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.   The Company performs ongoing credit evaluations of its customers' financial conditions. The Company provided an allowance of $742,375 and $743,584 for doubtful accounts  respectively as of March 31, 2009 and December 31, 2008.

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

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
March 31, 2009
(Unaudited)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Summary of significant accounting policies (Cont'd)

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

Land use right

Land use right is recorded at cost less accumulated amortization. Under Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets” land use right is classified as a definite lived intangible assets and are amortized over its useful life.  According to the laws of the PRC, the government owns all of the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government. Land use right is amortized using the straight-line method over the lease term of 50 years.

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

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
March 31, 2009
(Unaudited)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Summary of significant accounting policies (Cont'd)

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

Impairment of long-lived assets

Long-lived assets, which include tangible assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of, if any, are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  At March 31, 2009 and 2008, the Company determined that there was no impairment of value.

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

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
March 31, 2009
(Unaudited)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Summary of significant accounting policies (Cont'd)

Revenue recognition (Cont'd)

(i) Sales of medical equipment (Cont'd)

In the PRC, value added tax (“VAT”) of 17% on invoiced amounts is collected in respect of the sales of goods on behalf of tax authorities. The VAT collected is not revenue of the Company; instead, the amount is recorded as a liability on the balance sheet until such VAT is paid to the authorities.

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

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
March 31, 2009
(Unaudited)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Summary of significant accounting policies (Cont'd)

Research and development costs

Research and development costs are charged to expense as incurred. Research and development costs mainly consist of remuneration for the research and development staff and material costs for research and development. The Company incurred $89,404 and $96,520 for the period ended March 31, 2009 and 2008, respectively.

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

Foreign currency translation

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the period. The related transaction adjustments are reflected in "Accumulated other comprehensive income / (loss)" in the equity section of our consolidated balance sheet.

The average monthly exchange rates for period ended March 31, 2009 and the closing rate as of March 31, 2009 were RMB 6.8371 and RMB 6.8336 to one USD, respectively. The average monthly exchange rates for the period ended March 31, 2008 and the closing rate as of March 31, 2008 were RMB 7.1590 and RMB 7.0120 to one USD, respectively.

Comprehensive income

The Company has adopted SFAS No. 130 Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components.  Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statements of Income and the Consolidated Statement of Equity.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
March 31, 2009
(Unaudited)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Summary of significant accounting policies (Cont'd)

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

The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended March 31,
	2009	2008

Net income per common share	$177,306	$773,670

Weighted average outstanding shares of common stock	13,907,279	13,596,211
Dilutive effect of Convertible Preferred Stock	2,343,834	2,654,902
Diluted weighted average outstanding shares	16,251,113	16,251,113

Earnings per common share:
Basic	$0.01	$0.06
Diluted	$0.01	$0.05

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Segment reporting

SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, establishes standards for reporting information on operating segments in interim and annual financial statements.  The Company operates in two segments (i) selling the medical equipment and, (ii) providing the consultancy, repairs and maintenance services for the customers.  The chief operating decision-makers review the Company's operation results on an aggregate basis and manage the operations as two operating segments as disclosed in Note 12.

Deferred offering costs

Defered offering costs represented directly attributable to the Company's proposed public offering. Such costs consisted principally of professional fees. Deferred costs accumulated through December 31, 2008 were charged to operations in 2009 as the Company's proposed offering was deemed unsuccessful.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
March 31, 2009
(Unaudited)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Summary of significant accounting policies (Cont'd)

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

Non-controlling interest in consolidated financial statements

In December 2007, the FASB issued No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51." The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by etablishing additional accounting and reporting standards. Effective January 1, 2009, the Company adopted the provisions of SFAS No. 160. Accordingly, noncontrolling interests are reported as a component of equity.

Impact of new accounting standards

In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and requires enhanced disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008 the FASB issued FASB staff position, or FSP, No. 157-2, Effective Date of SFAS No. 157, which delays the effective date of SFAS No. 157 for non-financial assets and liabilities, other than those that are recognized or disclosed at fair value on a recurring basis, to fiscal years beginning after November 15, 2008. Our adoption of SFAS No. 157 related to financial assets and liabilities during 2008 had no impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement also requires acquisition-related costs to be expensed as incurred. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly SFAS No. 141(R) will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate in the future.

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

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
March 31, 2009
(Unaudited)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Summary of significant accounting policies (Cont'd)

Impact of new accounting standards  (Cont'd)

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

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	March 31, 2009	December 31, 2008

Raw materials	$259,015	$262,355
Work-in-progress	1,228,374	1,090,997
	$1,487,389	$1,353,352

Final assembly of our products, including installation of radioactive source materials, is conducted on site at our customer locations. Our products are not considered to be finished good (available for sale in the normal course of business) until such time as the source material is installed in the units.

NOTE 4 – PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	March 31, 2009	December 31, 2008

Prepayments to suppliers	$3,402,766	$3,247,978
- construction in progress paid on behalf of landlord (a)	280,965	281,422
- loan or advance to staff for business travelling	55,090	22,758
- utilities and rental deposits	1,946	1,949
- prepaid expenses made by director	2,927	2,932
- deposit for acquisition of a Land use right at Wuhan Kangqiao	-	384,621
- others	84,975	67,150
	$3,828,669	$4,008,810

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
March 31, 2009
(Unaudited)

NOTE 4 – PREPAYMENTS AND OTHER RECEIVABLES

(a)
During the 3 months ended March 31, 2009, an amount of $58,534 was transferred from Prepayments to Other Receivables, representing amounts paid on construction in progress on behalf of the landlord. Such amounts together with those transferred in 2007 and 2008 will be offset against future years lease payments (Note 16). As at March 31, 2009, $1,722,511 has been classified as non-current assets and $280,965 has been classified as current assets.

During the year ended December 2008, an amount of $1,191,066 was transferred from Construction in progress under Property, Plant and Equipment to Other Receivables and $757,040 was transferred from Prepayments to Other Receivables, representing amounts paid on construction in progress on behalf of the landlord in 2007 and 2008. Such amounts will be offset against future years lease payments (Note 16). $1,666,684 has been classified as non-current assets and $281,422 has been classified as current assets.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31, 2009	December 31, 2008

Building improvements	$172,066	$172,346
Buildings	2,305,321	2,309,072
Production equipment	616,802	617,806
Furniture, fixture and office equipment	271,426	271,867
Motor vehicles	187,127	187,432
	3,552,742	3,558,523
Less: Accumulated depreciation	(976,617)	(915,501)
	$2,576,125	$2,643,022

Depreciation expense is included in the consolidated statements of income. For the periods ended March 31, 2009 and 2008, depreciation expenses were $62,572 and $41,660, respectively.

Construction in progress had been completed and transferred to Building under Property, Plant and Equipment at the end of 2008. An amount of $1,191,066 was transferred from Construction in progress under Property, Plant and Equipment to Other Receivables during the year of 2008 was to offset against future lease payments.

NOTE 6 - LAND USE RIGHT

Land use right consisted of the following:

	March 31, 2009	December 31, 2008

Land use right	$953,035	$-

Land use right represents prepaid lease payments to the Local Government for land use right held for a period of 50 years from Jan 20, 2009 to December 26, 2058 in Wuhan, People's Republic of China.

Land use right is amortized using the straight-line method over the lease term of 50 years.  The amortization expense for the period ended March 31, 2009 was $3,191.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
March 31, 2009
(Unaudited)

NOTE 7 – INTANGIBLE ASSETS

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

For the period ended March 31, 2009 and 2008, amortization expense was $20,600 and $19,674.

NOTE 8 – ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following:

	March 31, 2009	December 31, 2008

Accrued expenses	$309,063	$327,224
Accrued payroll and welfare	411,644	376,303
Value added tax, other taxes payable and surcharges	634,900	686,229
Customer deposits	49,328	28,888
	$1,404,935	$1,418,644

NOTE 9 – NON-CONTROLLING INTEREST

Non-controlling interest represents the share of 25% equity interest of Shenzhen Hyper owned by Shenzhen OUR International Limited.

NOTE 10 –AMOUNTS DUE TO RELATED PARTIES

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

A summary of related party payables at March 31, 2009 (unaudited) and December 31, 2008 is as follows:

Amounts due to related parties at March 31, 2009 represent the remaining balance due to Clear Honest International Limited pursuant to the 2007 share redemption as well as advances related to the acquisition of Changdu Huiheng.

Amounts due to related parties at December 31, 2008 represent the remaining balance due to Clear Honest International Limited pursuant to the 2007 share redemption as well as advances related to the acquisition of Changdu Huiheng. Clear Honest International Limited has settled $100,000 during 2008.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
March 31, 2009
(Unaudited)

NOTE 11 – EQUITY AND RETAINED EARNINGS

(a)           Capital

The Company has authorized 74,000,000 shares of Common stock. As of March 31, 2009, 23,614,282 shares were issued and 13,914,282 shares were outstanding.

The Company has authorized 1,000,000 shares of Preferred stock, with 300,000 shares designated as Series A convertible preferred stock. As of March 31, 2009, 222,467 shares were issued and outstanding with liquidation preference of $8,342,513.

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

Reverse merger

Prior to the share exchange in 2007, Mill Basin had 10,150,000 shares of its common stock outstanding.  In contemplation of the share exchange, Mill Basin shareholders contributed 9,700,000 common shares to treasury, resulting in 450,000 shares of Mill Basin's common stock outstanding immediately prior to the share exchange.  Taking into account the 13,000,000 shares of Mill Basin common stock issued for the exchange with Allied Moral's shareholders, Mill Basin then had 13,450,000 shares of common stock issued and outstanding, of which 13,000,000 (96.65%) shares were held by Allied Moral's former shareholders, with the balance being held by Mill Basin shareholders.  In addition, following the completion of the share exchange, 266,666 shares of Series A Preferred Stock were issued and outstanding, all of which were held by former holders of Allied Moral's Series A Convertible Preferred Stock.

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

Series A Conversion

In 2008, certain shareholders of the Series A Preferred Stock converted a total of 37,533 shares into common stock, at a rate of 1 share Series A Preferred stock to 10.5042 shares common stock resulting in the issuance of 394,254 shares of common stock.

In January 2009, certain shareholders of the Series A Preferred Stock converted a total of 6,666 shares into common stock, at a rate of 1 share Series A Preferred stock to 10.5042 shares common stock resulting in the issuance of  70,028 shares of common stock.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
March 31, 2009
(Unaudited)

NOTE 11 –STOCKHOLDERS' EQUITY AND RETAINED EARNINGS (Cont'd)

(b)          Retained Earnings

As of March 31, 2009, the Company established and segregated in retained earnings an aggregate amount for the Statutory Surplus Reserve and the Statutory Common Welfare Fund of $1,310,516.

Statutory surplus reserve

In accordance with PRC Company Law, Changdu Huiheng is required to appropriate at least 10% of the profit to the statutory surplus reserve.  Appropriation to the statutory surplus reserve by Changdu Huiheng is based on profits arrived at under PRC accounting standards for business enterprises for each year.

The profit arrived at must be set off against any accumulated losses sustained by Changdu Huiheng  in prior years, before allocation is made to the statutory surplus reserve.  Appropriation to the statutory surplus reserve must be made before distribution of dividends to owners.  The appropriation is required until the statutory surplus reserve reaches 50% of the equity.  This statutory surplus reserve is not distributable in the form of cash dividends.

NOTE 12 - SEGMENT REPORTING

The Group has two reportable segments: products and services.

The following table presents information about the Company's operating segments for the period ended March 31, 2009 and 2008:

	March 31, 2009	March 31, 2008	Annual % change
Revenues:
Products	$-	$-	-
Services	1,398,619	1,335,732	4.71%
Other	-	92,410	-100.00%
	$1,398,619	$1,428,142	-2.07%

	March 31, 2009	March 31, 2008	Annual % change
Operating (loss) income:
Products	$(51,231)	$-	-
Services	1,282,073	1,216,039	5.43%
Other	-	92,410	-100.00%
	1,230,842	1,308,449	-5.93%
Corporate expenses	(1,023,040)	(505,547)	102.36%
Operating income	$207,802	$802,902	-74.12%

Other revenue consists principally of government financial subsidies to Changdu Huiheng.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
March 31, 2009
(Unaudited)
NOTE 13 – INCOME TAXES

Huiheng Medical, Inc. is a non-operating holding company. All of the Company’s income before income taxes and related tax expenses are from PRC sources. The Company's PRC subsidiaries file income tax returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

Income tax expense for the period ended March 31, 2009 and 2008 were $133,677 and $121,530, respectively.

As Changdu Huiheng, Huiheng’s subsidiary, is located in the western area in the PRC and is within the industry specified by relevant laws and regulations of the PRC, the tax rate applicable to Changdu Huiheng is 12% (2008: 10%).

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

A reconciliation of the expected income tax expense to the actual income tax expense for the period ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,
	2009	2008

Income before income taxes and minority interest	$235,348	$814,836

Expected PRC income tax expense at statutory tax rate of 25% (33%)	58,837	268,896
Non-deductible expenses	17,148	67,227
Others	169,434	(1,739)
Tax rate differences	(111,742)	(212,854)
Actual income tax expense	$133,677	$121,530

The PRC tax system is subject to substantial uncertainties and has been subject to recently enacted changes. The interpretation and enforcement of which are also uncertain. The Company remains open to examination by the major jurisdictions to which the Company is subject to, in this case, the PRC tax authorities.

No deferred tax liability has been provided as the amount involved is immaterial.

NOTE 14 – CONCENTRATION OF CREDIT RISK

Customers concentrations

Two customers accounted for 100% and 98% of revenue for the periods ended March 31, 2009 and 2008, respectively. These customers also accounted for 77% and 87% of accounts receivable as of March 31, 2009 and 2008, respectively. As a result, a termination in relationship with or a reduction in orders from any of these customers could have a material impact on the Company’s results of operations and financial condition.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
March 31, 2009
(Unaudited)

NOTE 14 – CONCENTRATION OF CREDIT RISK (Cont'd)

Other credit risks

As of March 31, 2009, all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which were insured or collateralized. However, management believes those financial institutions are of high credit quality and has assessed the loss arising from the non-insured cash and cash equivalents from those financial institutions to be immaterial to the consolidated financial statements. Therefore, no loss in respect of the cash and cash equivalent were recognized as of March 31, 2009.

NOTE 15 - FOREIGN OPERATIONS

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

NOTE 16 - OPERATING LEASE COMMITMENTS

As of March 31, 2009, the total future minimum lease payments under non-cancellable operating leases in respect of premises are $5.2 million (RMB 35.68 million), which was based on the closing rate as of March 31, 2009. The amounts payable are as follows:

March 31
2009	$277,235
2010	277,235
2011	277,235
2012	277,235
2013	277,235
Thereafter	3,835,085
TOTAL	$5,221,260

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS

We design and sell precision radiotherapy equipment used for the treatment of cancerous tumors in the People’s Republic of China (“PRC” or “China”).  In addition to providing precision radiotherapy equipment, we also offer our customers comprehensive post-sales services for our products as well as products manufactured by others.  These services include radioactive cobalt source replacement and disposal, medical expert training, clinical trial analysis, patient tumor treatment analysis; software upgrades and patient care consulting.

Comparison of three months ended March 31, 2009 and 2008

Operating revenues

For the three months ended March 31, 2009, revenues amounted to $1,398,619, a decrease of $29,523, or 2.07%, compared to $1,428,142 for the same period of the prior year. This decrease resulted from no tax refund received during the three months ended March 31, 2009 compared to a tax refund of $92,410 received during the three months ended March 31, 2008.  Further, as discussed more specifically below, while we did recognize a slight increase in revenue from services due to the appreciation of the Renminbi (“RMB”) to the United States dollar (“USD”), we did not recognize any revenue from product sales.

Revenues from product sales, services and tax refunds and subsidies are broken down below.

We did not install any units during the three months ended March 31, 2009 and the three months ended March 31, 2008.  As a result, we did not recognize any revenues from product sales.  We believe the lack of product sales was a result of a combination of the following reasons: the first quarter of the year is normally the lowest season for our business (with the Chinese New Year); the recent worldwide financial crisis has had negative impact on our clients and our company; and some proposed sales process are taking longer than expected.

Revenues from services were $1,398,619 for the three months ended March 31, 2009, representing an increase of $62,887, or 4.7%, compared to $1,335,732 for the three months ended March 31, 2008.  This increase resulted from the appreciation of the RMB against the USD since we had the same number of service contracts during the three months ended March 31, 2009 and 2008.

For the three months ended March 31, 2009, we received no tax refund compared to $92,410 for the three months ended March 31, 2008 as discussed above.

Revenue backlog

Revenue backlog represents the total amount of unrecognized revenue associated with existing purchase orders for our products. Any deferral of revenue recognition is reflected in an increase in backlog as of the end of that period. The backlog as of March 31, 2009 amounted to $9.97 million, representing a decrease of $1.85 million, or 15.65%, compared to $11.82 million as of March 31, 2008. The decrease in backlog was due to an installation of a unit of equipment in India during the second half of 2008.

These purchase orders are not cancelable and we expect them to be installed in the second half of 2009 and 2010.

Cost of revenues

For the three months ended March 31, 2009, the total cost of revenues amounted to $142,346, an increase of $41,279, or 40%, compared to $101,067 for the three months ended March 31, 2008. This increase was due to increased travel expenses for our service engineers and the appreciation of RMB versus USD.

Gross margin

As a percentage of total revenues, our overall gross margin decreased to 89.82% for the three months ended March 31, 2009 compared to 92.92% for the three months ended March 31, 2008. This decrease was a result of no tax refund received during the three months ended March 31, 2009 compared to revenues from tax refunds during the three months ended March 31, 2008, which have negligible direct costs.

Operating expenses

Sales and marketing expenses

Sales and marketing expenses primarily consist of salaries and related expenses for personnel engaged in sales, marketing and customer support functions and costs associated with advertising and other marketing activities. Sales and marketing expenses were $65,461 for the three months ended March 31, 2009, an increase of $43,573, or 200%, compared to $21,888 for the three months ended March 31, 2008. This increase in sales and marketing expenses resulted from an increase in our sales and marketing activities, including the hiring of additional sales staff.

General and administrative expenses

General and administrative expenses amounted to $893,606 for the three months ended March 31, 2009, representing an increase of $487,841, or 120%, compared to $405,765 for the same period of the prior year. This significant increase was primarily due to a write off of offering costs related to the Company’s proposed public offering, during this quarter. In addition, the increase in general and administrative expenses resulted from an increase in the number of employees that were hired to facilitate and manage our growth.

Research and development expenses

Research and development expenses are comprised primarily of employee compensation, materials consumed and experiment expenses for specific new product research and development, and any expenses incurred for basic research on advanced technologies. Research and development expenses were $89,404 for the three months ended March 31, 2009, a decrease of $7,116, or 7.3%, compared to $96,520 for the three months ended March 31, 2008.

Income Tax Provision

For the three months ended March 31, 2009, our income tax provision was $133,677, an increase of $12,147, or 10%, compared to $121,530 for the three months ended March 31, 2008.  The increase in our income tax was due to the increase in our  taxable income in the three months ended March 31, 2009.

Net income

For the three months ended March 31, 2009, our net income amounted to $101,671, a decrease of $591,635, or 85%, compared to $693,306, for the three months period ended March 31, 2008. This decrease was attributable to the decrease in revenues and significant increase of general and administrative cost during the three months ended March 31, 2009 as discussed above. The significant increase of general and administrative costs is a result of the writing off of the deferred offering costs.

Comprehensive income

For the three months ended March 31, 2009, our comprehensive income, which reflects the change in foreign currency translations on net income was  $67,681, a decrease of $1,225,528, or 95%, compared to $1,293,209 for the three months ended March 31, 2008.  This decrease was primarily due to the significant increase of general and administrative expenses, which is a result of the writing off of the deferred offering costs, discussed above and a foreign currency translation loss.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of December 31, 2008 reflects cash of $1,019,176 compared to $32,992 as of March 31, 2009.  The decrease in cash was primarily due to our land use right payment to the PRC, as further detailed in Note 6 to our Notes to the Consolidated Financial Statements included in this Form 10-Q.  As of March 31, 2009, we had total assets of $22,994,824, consisting of $32,992 in cash, $11,483,371 in accounts receivable, $3,828,669 in prepayment and other receivables, $1,487,389 in inventories, and $953,035 in land use rights. Our working capital was $14,642,761.

For the remainder of fiscal year 2009, we believe that with our current cash and cash to be received from our receivables and projected sales of our products, we will have sufficient working capital to satisfy our working capital requirements.

To date, we have financed our operations primarily through the issuance of equity and cash flows from operations. We currently do not have any outstanding short-term or long-term debt. Our relatively high gross margins have historically provided us with sufficient cash to purchase various raw materials, satisfy our component inventory needs and pay our vendors. In addition, our service business has few direct costs which further enhance our margins. We have longstanding, positive relationships with our vendors and have maintained favorable payment terms and believe that we will continue to maintain such favorable payment terms. We also believe that we can defer certain tax payments, if we choose to do so. We originally planned to raise additional equity capital that would help to finance a number of expansion initiatives including new product development. Although we are still working hard to seek such financing,  we believe it will be challenging to obtain such financing as a result of the current global economic environment.

Net cash used in operating activities totaled $1,720 for the three months ended March 31, 2009, a decrease of $452,044, compared to  $453,764 for the three months ended March 31, 2008.  This decrease resulted primarily from the following changes in the operating assets and liabilities:

•	$504,952 increase in accounts receivables;

•	$134,037 increase in inventories;

•	$124,314 increase in prepayments and other receivables;

•	$227,860 decrease in accounts payable;

•	$133,711 increase in tax payable; and

•	$13,709 decrease in accrued expenses and other current liabilities.

The increase in accounts receivable was due to a combination of factors:

First, while we did not recognize any revenue from product sales in the three months ended March 31, 2009 and the majority of our product sales and installations in 2008 occurred during the last quarter of the year, whereas in the same period of the prior year, the majority of our product sales occurred in the first quarter of the year.  As a result of the short amount of time between the time of installation and the end of the period, our cash collection in the three months ended March 31, 2009 was lower than our cash collected over the same period of the prior year.

Second, the worldwide financial crisis that occurred in the second half of 2008 impacted several of our customers and end users and their ability to make timely  payments during  the period. Due to our strong, long-standing relationships with the customers, we have extended their payment terms and are confident that we will collect all the money owed by these customers.

The decrease in prepayments and other receivables was attributed to a decrease in payments made to our manufacturing suppliers for parts and services needed to manufacture the radiotherapy units that comprise our backlog and construction costs paid on behalf of our landlord for our new building that will be offset against future lease payments.

Net cash used in investing activities was $956,226 and $58,396 for the three months ended March 31, 2009 and 2008, respectively. The cash used by investing activities was primarily used to purchase land usage rights for our new manufacturing facility in Wuhan.

Cash flows from financing activities amounted to $0 and ($189,407) for the three months ended March 31, 2009 and 2008, respectively. We had no financing activity during the three months ended March 31, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

However, as previously identified in our most recent annual report on Form 10-K, filed with the Securities and Exchange Commission on April 22, 2009, we recognize certain significant deficiencies in the controls and procedures we use to ensure that information we are required to disclose in our reports to the Securities and Exchange Commission is summarized and reported within the required periods.  The significant deficiencies we have found include: (1) lack of sufficient staff with appropriate knowledge, experience, and training in the application of U.S. GAAP, and (2) needed improvement in our enterprise risk management system to address enterprise risk and internal policies over enterprise level controls.  As a result of these significant deficiencies, we have been taking certain remedies including hiring consultants (1) with US GAAP experience and (2) to improve our risk management system at the enterprise level.  Notwithstanding these significant deficiencies which are being addressed and have been reported to our auditors and audit committee, we believe that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this quarterly report, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

To the best knowledge of management, there are no material legal proceedings pending against the Company.

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 13, 2009, two holders of Series A Convertible Preferred Stock exercised their conversion rights and received shares of Company common stock.  Such Series A Preferred shares were originally acquired pursuant to an exemption from registration under Section 4(2) of the Securities Act, as amended (“Securities Act”).   Pursuant to our Amended and Restated Certificate of Designations of Rights and Preferences of the Series A 7% Convertible Preferred Stock, JW Partners, LP, holder of 5,333 shares of Series A Preferred stock, and J. Wild Fund, LP, holder of 1,333 shares of Series A Preferred stock, were issued 56,022 shares and 14,006 shares of our common stock, respectively.

Conversion of the Series A Preferred Stock occurred at a rate of 10.5042 shares of common stock for each share of Series A Preferred Stock.  The conversion was exempt from the registration requirements pursuant to Section 3(a)(9) of Securities Act since no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission Of Matters To A Vote Of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No	Description
3.1	Articles of Incorporation, as revised, of Huiheng Medical, Inc. (1)

3.2	Amended and Restated Bylaws of Huiheng Medical, Inc. (2)

4.1	Amended and Restated Certificate of Designations of Rights and Preferences of the Series A 7% Convertible Preferred Stock (3)

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(1)	Incorporated by reference to the exhibit to the registrant’s annual report on form 10-KSB filed with the SEC on April 10, 2008.
(2)	Incorporated by reference to the exhibit to the registrant’s annual report on Form 10-KSB filed with the SEC on April 10, 2008.
(3)	Incorporate by reference to the exhibit to the registrant’s current report on Form 8-K filed with the SEC on January 16, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUIHENG MEDICAL, INC.

Date: May 15, 2009	By:	/s/ Hui Xiaobing
Hui Xiaobing
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2009	By:	/s/ Richard Shen
Richard Shen
Chief Financial Officer
(Principal Accounting and Financial Officer)