Form 10-Q
period 2009-06-30
HUIHENG MEDICAL, INC.
filed 2009-08-17
CIK 1353972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Yes ☐   No ☒

As of July 27, 2009, there were 13,914,282 shares of the issuer’s $0.001 par value common stock issued and outstanding.

HUIHENG MEDICAL, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$679,229	$1,019,176
Accounts receivable, net of allowance for doubtful accounts of $773,712 and $743,584	12,051,380	10,978,419
Prepayments and other receivables, net of allowance for doubtful accounts of $731,989 and $732,869	3,939,620	4,008,810
Inventories	1,600,111	1,353,352

Total Current Assets	18,270,340	17,359,757

INVESTMENT IN AFFILIATE	61,722	45,194

PROPERTY, PLANT AND EQUIPMENT	2,518,483	2,643,022

LAND USE RIGHT, NET	948,649	-

INTANGIBLE ASSETS	817,904	860,175

OTHER RECEIVABLES, net of current portion	1,762,769	1,666,684

DEFERRED OFFERING COSTS	-	460,209

Total Assets	$24,379,867	$23,035,041
LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$680,650	$832,906
Amount due to related parties	24,547	24,577
Income tax payable	367,168	21,431
Accrued liabilities and other payables	1,281,287	1,418,644

Total Current Liabilities	2,353,652	2,297,558

Total Liabilities	2,353,652	2,297,558

EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; Designated 300,000 shares of Series A convertible preferred stock; 222,467 and 229,133 shares issued and outstanding with liquidation preference of $8,342,513 at June 30, 2009	222	229
Common stock, $0.001 par value; 74,000,000 shares authorized; 23,614,282 shares issued, 13,914,282 and 13,844,254 shares outstanding	13,914	13,844
Additional paid-in capital	7,498,086	7,498,086
Retained earnings	11,590,498	10,159,147
Accumulated other comprehensive income Foreign currency translation gain	1,744,288	1,767,573
Non-controlling interests	1,179,207	1,298,604

Total Equity	22,026,215	20,737,483

Total Liabilities and Equity	$24,379,867	$23,035,041

See accompanying notes to the consolidated financial statements

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

REVENUES	$2,364,189	$4,812,972	$3,762,808	$6,241,114

COST OF REVENUES	191,566	1,802,281	333,912	1,903,348

GROSS PROFIT	2,172,623	3,010,691	3,428,896	4,337,766

OPERATING EXPENSES:
Sales and marketing expenses	78,158	34,778	143,619	56,666
General and administrative expenses	566,197	505,340	1,434,853	911,105
Research and development costs	118,485	108,875	207,889	205,395

Total Operating Expenses	762,840	648,993	1,786,361	1,173,166

OPERATING INCOME	1,409,783	2,361,698	1,642,535	3,164,600

OTHER INCOME:
Interest income	59	396	175	740
Equity in income / (loss) of affiliate	(10,851)	11,264	16,579	22,854

Total Other Income	(10,792)	11,660	16,754	23,594

NET INCOME BEFORE INCOME TAXES	1,398,991	2,373,358	1,659,289	3,188,194

INCOME TAXES	212,010	239,830	345,687	361,360

NET INCOME	1,186,981	2,133,528	1,313,602	2,826,834

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	42,177	(10,107)	117,812	70,257

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,229,158	$2,123,421	$1,431,414	$2,897,091

EARNINGS PER SHARE
- Basic	$0.09	$0.15	$0.10	$0.21

- Diluted	$0.08	$0.13	$0.09	$0.18

Weighted Common Shares Outstanding
- Basic	13,914,282	13,800,137	13,910,800	13,698,177

- Diluted	16,251,113	16,251,113	16,251,113	16,251,113

See accompanying notes to the consolidated financial statements

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2009 (unaudited) and December 31, 2008 (Audited)

	Series A Preferred
	$0.001 Stock Par Value		Common Stock, $0.001 Par Value				Accumulated
	Number of		Number of		Additional Paid-in	Retained	Other Comprehensive	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	interests	Equity
Balance, December 31, 2007	266,666	$267	13,450,000	$13,450	$7,498,086	$6,147,877	$698,216	$1,353,511	$15,711,407

Comprehensive income:

Net income	-	-	-	-	-	4,011,626	-	(146,154)	3,865,472
Foreign currency translation gain	-	-	-	-	-	-	1,069,357	91,247	1,160,604
Total comprehensive income	-	-	-	-	-	-	-	-	5,026,076

Conversion of stock	(37,533)	(38)	394,254	394	-	(356)	-	-	-

Balance, December 31, 2008	229,133	$229	13,844,254	$13,844	$7,498,086	$10,159,147	$1,767,573	$1,298,604	$20,737,483

Comprehensive income:

Net income	-	-	-	-	-	1,431,414	-	(117,812)	1,313,602
Foreign currency translation loss	-	-	-	-	-	-	(23,285)	(1,585)	(24,870)
Total comprehensive income	-	-	-	-	-	-	-		1,288,732
Conversion of stock	(6,666)	(7)	70,028	70	-	(63)	-		-
Balance, June 30, 2009	222,467	$222	13,914,282	$13,914	$7,498,086	$11,590,498	$1,744,288	$1,179,207	$22,026,215

See accompanying notes to the consolidated financial statements

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For The Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:

Net income	$1,313,602	$2,826,834

Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation of property, plant and equipment	122,540	123,966
Reversal of provision for bad debts	(731,989)	-
Amortization of prepaid land lease	7,984	-
Amortization of intangible assets	41,230	39,991
Write off of deferred offering costs	460,209	-
Equity in income / (loss) of affiliate	(16,579)	(22,854)
Deferred taxes	-	26,383

Changes in assets and liabilities:
Accounts receivable	(1,072,961)	(3,111,681)
Prepayments and other receivables	(26,895)	(1,503,536)
Inventories	(246,759)	(33,099)
Accounts payable	(152,256)	489,145
Income tax payable	345,737	277,043
Accrued liabilities and other payables	(137,357)	468,327

Net cash used in operating activities	(93,494)	(419,481)

Cash flows from investing activities:
Capital expenditures on addition of property, plant and equipment	-	(87,526)
Repayment of advances to third parties		72,896
Repayment of advances to related party	731,989	-
Payment for land use right	(956,226)	-

Net cash used in investing activities	(224,237)	(14,630)

Cash flows from financing activities:
Deferred offering costs	-	(301,551)

Net cash used in financing activities	-	(301,551)

Net decrease in cash	(317,731)	(735,662)

Effect on change of exchange rates	(22,216)	750,824

Cash as of January 1	1,019,176	866,585

Cash as of June 30	$679,229	$881,747

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest paid	$-	$-
Income tax paid	$-	$104,424

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
June 30, 2009
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

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
June 30, 2009
(UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto contained in Form 10-K as filed with the Securities and Exchange Commission on April 22, 2009. Interim results are not necessarily indicative of the results for the full year.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts, sales returns, trade discounts and value added tax. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.   The Company performs ongoing credit evaluations of its customers' financial conditions. The Company provided an allowance of $773,712 and $743,584 for doubtful accounts  respectively as of June 30, 2009 and December 31, 2008.

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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
June 30, 2009
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

Land use right

Land use right is recorded at cost less accumulated amortization. Under Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", land use right is classified as a definite lived intangible assets and are amortized over its useful life.  According to the laws of the PRC, the government owns all of the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government.  Land use right is amortized using the straight-line method over the lease term of 50 years.

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
June 30, 2009
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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of, if any, are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  At June 30, 2009 and 2008, the Company determined that there was no impairment of value.

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
June 30, 2009
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
June 30, 2009
(UNAUDITED)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Summary of significant accounting policies (Cont'd)

Research and development costs

Research and development costs are charged to expense as incurred. Research and development costs mainly consist of remuneration for the research and development staff and material costs for research and development. The Company incurred $207,889 and $205,395 for the periods ended June 30, 2009 and 2008, respectively.

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

The average monthly exchange rates for period ended June 30, 2009 and the closing rate as of June 30, 2009 were Rmb 6.8322 and Rmb 6.8307 to one USD, respectively. The average monthly exchange rates for the period ended June 30, 2008 and the closing rate as of June 30, 2008 were Rmb 7.0439 and Rmb 6.8591 to one USD, respectively.

Share Plan

During 2009, the Company adopted a share plan (the “Plan”) for selected employees, directors, consultants to promote the success of the Company’s business by offering these individuals an opportunity to acquire a proprietary interest in the Company.  The Plan provides both for direct awards of shares and for the granting of options to purchase shares as determined by the Administrator at the time of the grant.  The Plan replaces the Company’s 2007 Share Plan which was never approved by the Company’s shareholders.  Under the Plan, 1,566,666 shares have been reserved for awards.  The number of shares reserved under the Plan is the same number that was reserved under the Company’s 2007 Share Plan.  In June 2009, the Company granted options to purchase 30,000 shares under the Plan.  Compensation cost related to the option issuance was not material.

Awards under the Plan will be accounted for in accordance with SFAS No. 123R “Share-Based Payments”.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
June 30, 2009
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

The following table sets forth the computation of basic and diluted net income per common share:

	For the Six Months Ended June 30,
	2009	2008

Net income per common share	$1,431,414	$2,897,091

Weighted average outstanding shares of common stock	13,910,800	13,698,177
Dilutive effect of Convertible Preferred Stock	2,340,313	2,552,936
Diluted weighted average outstanding shares	16,251,113	16,251,113

Earnings per common share:
Basic	$0.10	$0.21
Diluted	$0.09	$0.18

For the six months ended June 30, 2009, options to purchase 30,000 common shares were not included in diluted earnings per share because the effect would be anti-dilutive.

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

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
June 30, 2009
(UNAUDITED)

NOTE 2 -	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Summary of significant accounting policies (Cont'd)

Deferred offering costs

Deferred offering costs represented costs directly attributable to the Company’s proposed public offering.  Such costs consisted principally of professional fees.  Deferred costs accumulated through December 31, 2008 were charged to operations in 2009 as the Company's proposed offering was deemed unsuccessful.

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

Non-controlling interest in consolidated financial statements

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51." The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing additional accounting and reporting standards. Effective January 1, 2009, the Company adopted the provisions of SFAS No. 160. Accordingly, noncontrolling interests are reported as a component of equity. The Company has applied the presentation and disclosure requirements of SFAS No. 160 retrospectively to the December 31, 2008 financial statement.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement also requires acquisition-related costs to be expensed as incurred. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly SFAS No. 141(R) will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of acquisitions we consummate in the future.

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
June 30, 2009
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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. We adopted SFAS No. 165 in the second quarter of 2009.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009, which corresponds to the Company’s second quarter of fiscal 2010. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The adoption of SFAS 168 will not have an impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
June 30, 2009
(UNAUDITED)

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	June 30, 2009	December 31, 2008

Raw materials	$254,012	$262,355
Work-in-progress	1,346,099	1,090,997
	$1,600,111	$1,353,352

Final assembly of our products, including installation of radioactive source materials, is conducted on site at our customer locations. Our products are not considered to be finished good (available for sale in the normal course of business) until such time as the source material is installed in the units.

NOTE 4 – PREPAYMENTS AND OTHER RECEIVABLES

Prepayments and other receivables consisted of the following:

	June 30, 2009	December 31, 2008

Prepayments to suppliers	$3,540,476	$3,247,978
Advance to third party ther receivables	731,989	732,869
- construction in progress paid on behalf of landlord (a)	281,084	281,422
- loan or advance to staff for business travelling	68,098	22,758
- utilities and rental deposits	1,947	1,949
- prepaid expenses made by director	2,928	2,932
- deposit for acquisition of a Land use right at Wuhan Kangqiao	-	384,621
- others	45,087	67,150
	4,671,609	4,741,679
Allowance for doubtful accounts	(731,989)	(732,869)
	$3,939,620	$4,008,810

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
June 30, 2009
(UNAUDITED)

NOTE 4 – PREPAYMENTS AND OTHER RECEIVABLES  (Cont'd)

(a)
During the 6 months ended 30 June 2009, an amount of $98,087 was transferred from Prepayments to Other Receivables, representing amounts paid on construction in progress on behalf of the landlord. Such amounts together with those transferred in 2007 and 2008 will be offset against future years lease payments (Note 16). As at June 30, 2009, $1,762,769 has been classified as non-current assets and $281,084 has been classified as current assets.

During the year ended December 31, 2008, an amount of $1,191,066 was transferred from Construction in progress under Property, Plant and Equipment to Other Receivables and $757,040 was transferred from Prepayments to Other Receivables, representing amounts paid on construction in progress on behalf of the landlord in 2007 and 2008. Such amounts will be offset against future years lease payments (Note 16). $1,762,769 has been classified as non-current assets and $281,084 has been classified as current assets.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30, 2009	December 31, 2008

Building improvements	$172,139	$172,346
Buildings	2,306,300	2,309,072
Production equipment	618,265	617,806
Furniture, fixture and office equipment	271,541	271,867
Motor vehicles	187,207	187,432
	3,555,452	3,558,523
Less: Accumulated depreciation	(1,036,969)	(915,501)
	$2,518,483	$2,643,022

Depreciation expense is included in the consolidated statements of income. For the periods ended June 30, 2009 and 2008, depreciation expenses were $122,540 and $123,966, respectively.

NOTE 6 - LAND USE RIGHT

Land use right consisted of the following:

	June 30, 2009	December 31, 2008

Land use right	$948,649	$-

Land use right represents prepaid lease payments to the Local Government for land use right held for a period of 50 years from Jan 20, 2009 to December 26, 2058 in Wuhan, People's Republic of China.

Land use right is amortized using the straight-line method over the lease term of 50 years.  The amortization expense for the period ended June 30, 2009 was $7,969.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
June 30, 2009
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

For the period ended June 30, 2009 and 2008, amortization expense was $41,230 and $39,991.

NOTE 8 – ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following:

	June 30, 2009	December 31, 2008

Accrued expenses	$327,855	$327,224
Accrued payroll and welfare	330,276	376,303
Value added tax, other taxes payable and surcharges	617,357	686,229
Customer deposits	5,799	28,888
	$1,281,287	$1,418,644

NOTE 9 – NON-CONTROLLING INTEREST

Non-controlling interest represents the share of 25% equity interest of Shenzhen Hyper owned by Shenzhen OUR International Limited.

NOTE 10 –AMOUNTS DUE TO RELATED PARTIES

A summary of related party receivables at June 30, 2009 (unaudited) and December 31, 2008 is as follows:

Amounts due from a related party at December 31, 2008 included amounts due from Huiheng Industry related to the original acquisition of Changdu Huiheng. The Company provided a 100% allowance for doubtful accounts for the remaining balance $732,869 as of December 31, 2008. In June 2009, the Company received the outstanding amount due and the allowance was reversed.

A summary of related party payables at June 30, 2009 (unaudited) and December 31, 2008 is as follows:

Amounts due to related parties at June 30, 2009 and December 31, 2008 represent the remaining balance due to Clear Honest International Limited pursuant to the 2007 share redemption as well as advances related to the acquisition of Changdu Huiheng.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
June 30, 2009
(UNAUDITED)

NOTE 11 –EQUITY AND RETAINED EARNINGS

(a)	Capital

The Company has authorized 74,000,000 shares of Common stock. As of June 30, 2009, 23,614,282 shares were issued and 13,914,282 shares were outstanding.

The Company has authorized 1,000,000 shares of Preferred stock, with 300,000 shares designated as Series A convertible preferred stock. As of June 30, 2009, 222,467 shares were issued and outstanding with a liquidation preference of $8,342,513.

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
June 30, 2009
(UNAUDITED)

NOTE 11 – EQUITY AND RETAINED EARNINGS (Cont'd)

(a)	Capital (Cont'd)

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

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
June 30, 2009
(UNAUDITED)

NOTE 11 –EQUITY AND RETAINED EARNINGS (Cont'd)

(b)	Retained Earnings

As of June 30, 2009, the Company established and segregated in retained earnings an aggregate amount for the Statutory Surplus Reserve and the Statutory Common Welfare Fund of $1,310,516.

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

NOTE 12 - SEGMENT REPORTING

The Group has two reportable segments: products and services.

The following table presents information about the Company's operating segments for the periods ended June 30, 2009 and 2008:

			Annual %
	June 30, 2009	June 30, 2008	change
Revenues:
Products	$-	$3,215,488	-
Services	3,030,253	2,715,115	11.61%
Other	732,555	310,511	135.92%
	$3,762,808	$6,241,114	-39.71%

			Annual %
	June 30, 2009	June 30, 2008	change
Operating (loss) income:
Products	$(104,768)	$1,490,221	-
Services	2,750,627	2,458,454	11.88%
Other	732,555	310,511	135.92%
	3,378,414	4,259,186	-20.68%
Corporate expenses	(1,735,879)	(1,094,586)	58.59%
Operating income	$1,642,535	$3,164,600	-48.10%

Other revenue consists principally of government financial subsidies to Changdu Huiheng.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
June 30, 2009
(UNAUDITED)

NOTE 13 – INCOME TAXES

Huiheng Medical, Inc. is a non-operating holding company. All of the Company’s income before income taxes and related tax expenses are from PRC sources. The Company's PRC subsidiaries file income tax returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

Income tax expense for the periods ended June 30, 2009 and 2008 were $345,687 and $361,360, respectively.

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

A reconciliation of the expected income tax expense to the actual income tax expense for the period ended June 30, 2009 and 2008 are as follows:

	Six Months Ended June 30,
	2009	2008

Income before income taxes	$1,659,289	$3,188,194

Expected PRC income tax expense at statutory tax rate of 25% (33%)	414,822	797,049

Non-deductible expenses	39,891	(29,987)

Others	206,158	110,521

Tax rate differences	(315,184)	(516,223)

Actual income tax expense	$345,687	$361,360

The PRC tax system is subject to substantial uncertainties and has been subject to recently enacted changes. The interpretation and enforcement of which are also uncertain. The Company remains open to examination by the major jurisdictions to which the Company is subject to, in this case, the PRC tax authorities.

No deferred tax liability has been provided as the amount involved is immaterial.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
June 30, 2009
(UNAUDITED)

NOTE 14 – CONCENTRATION OF CREDIT RISK

Customers concentrations

Two customers accounted for 86% and two customers accounted for 80% of Revenue for the 6 months ended and 3 months ended June 30, 2009 respectively. These customers also accounted for 76% of accounts receivable as of June 30, 2009. As a result, a termination in relationship with or a reduction in orders from any of these customers could have a material impact on the Company’s results of operations and financial condition.

Other credit risks

As of June 30, 2009, all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which were insured or collateralized. However, management believes those financial institutions are of high credit quality and has assessed the loss arising from the non-insured cash and cash equivalents from those financial institutions to be immaterial to the consolidated financial statements. Therefore, no loss in respect of the cash and cash equivalent were recognized as of June 30, 2009.

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

Dividends and reserves

Under laws of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following: (i) cumulative prior years' losses, if any; (ii) allocations to the "Statutory Surplus Reserve" of at least 10% of net income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's equity; (iii) allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's "Statutory Common Welfare Fund", which is established for the purpose of providing employee facilities and other collective benefits to employees in China; and (iv) allocations to any discretionary surplus reserve, if approved by equity owners.

NOTE 16 - OPERATING LEASE COMMITMENTS

As of June 30, 2009, the total future minimum lease payments under non-cancellable operating leases in respect of premises are $5.15 million (Rmb35.2 million), which was based on the closing rate as of June 30, 2009. The amounts payable are as follows:

June 30
2009	$273,622
2010	273,622
2011	273,622
2012	273,622
2013	273,622
Thereafter	3,785,095
TOTAL	$5,153,205

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

We design and sell precision radiotherapy equipment used for the treatment of cancerous tumours in the People’s Republic of China (“PRC” or “China”).  In addition to providing radiotherapy equipment, we also offer our customers comprehensive post-sales services for our products as well as products manufactured by others.  These services include radioactive cobalt source replacement and disposal, medical expert training, clinical trial analysis, patient tumour treatment analysis, software upgrades and patient care consulting.

Comparison of three months ended June 30, 2008 and 2009

Operating revenues

For the three months ended June 30, 2009, revenues amounted to $2,364,189, a decrease of $2,448,783, or 50.9%, compared to $4,812,972 for the three months ended June 30, 2008.  This decrease resulted primarily from the sale and installation of zero products and from zero revenue from financial subsidies.

Revenues from product sales, services and tax refunds and subsidies are broken down below.

We did not install or sell any units during the three months ended June 30, 2009, a decrease from the 4 units sold and installed in the three months ended June 30, 2008.  As a result, we did not recognize any revenues from product sales for the three months ended June 30, 2009, representing a decrease of $3,215,488 from product sales from the three months ended June 30, 2008.  We believe the lack of product sales in the three months ended June 30, 2009, is a result of a combination of the recent worldwide financial crisis which has negatively impacted our clients and our company, coupled with proposed sales taking longer than expected.

Revenues from services were approximately $1.63 million for the three months ended June 30, 2009, representing an increase of $0.32 million, or 18%, compared with the approximately $1.38 million in revenue from services from the same period of the prior year. This increase was primarily a result of isolated, one-time services demanded by our clients.

Amounts due from a related party at December 31, 2008 included amounts due from Huiheng Industry related to the original acquisition of Changdu Huiheng.  The Company provided a 100% allowance for doubtful accounts for the remaining balance of $732,869 as of December 31, 2008.  In June 2009, the Company received the outstanding amount due and the allowance was reversed.

For the three months ended June 30, 2009, there were no revenues from tax refunds and subsidies, compared with $218,101 in tax refunds and subsidies for the same period of the prior year. This decrease resulted from a decrease in income taxes paid by the Company and was also the result of the application of a refund schedule calculation by the local government.

Cost of revenues

For the three months ended June 30, 2009, the total cost of revenues amounted to $191,566, a decrease of $1,610,715, or 89.3%, compared to $1,802,281 for the same period of the prior year. This decrease was due to the installation and sale of zero units for the three months ended June 30, 2009, resulting in zero cost to the Company for equipment production.

Gross margin

As a percentage of net revenues, the overall gross margin increased to 91.90% for the three months ended June 30, 2009 from 62.55% for the same period in the prior year. This increase was due primarily to the sale of zero products in the three months ended June 30, 2009, coupled with higher profit on revenues derived from services in the three months ended June 30, 2009.

Operating expenses

Sales and marketing expenses

Sales and marketing expenses mainly consist of salaries and related expenses for personnel engaged in sales, marketing and customer support functions and costs associated with advertising and other marketing activities.  Sales and marketing expenses were $78,158 for the three months ended June 30, 2009, an increase of 125%, or $43,380, compared to $34,778 for the same period of the prior year.  This increase in sales and marketing expenses resulted from increased cost of personnel and more marketing activities.

General and administrative expenses

General and administrative expenses amounted to $566,197 for the three months ended June 30, 2009, representing an increase of roughly $60,857, or 12%, compared to $505,340 for the same period of the prior year. The increase in general and administrative expenses resulted from increased expenses incurred in hiring more personnel to assist in the administration of the Company.

Research and development expenses

Research and development expenses are comprised primarily of employee compensation, materials consumed and experiment expenses for specific new product research and development, and any expenses incurred for basic research on advanced technologies.  Research and development expenses were $118,485 for the three months ended June 30, 2009, an increase of $9,610, or 9%, compared to $108,875 in the same period of the prior year.  The increase was due to increase of R&D activities.

Income tax provision

For the three months ended June 30, 2009, our income tax provision was $212,010, compared to $239,830 for the same period of the prior year, representing a decrease of $27,820, or 11.6%. The decrease in income tax was due primarily to a decrease in revenues and a resulting decrease in recognizable net income in the three months ended June 30, 2009.

Net income

For the three months ended June 30, 2009, our net income amounted to $1,186,981, a decrease of approximately $946,547, or 44.4%, compared to approximately $2,133,528 for the same period of the prior year.  This decrease was attributable to the decrease of revenues from no products sold in the three months ended June 30, 2009.

Comparison of six months ended June 30, 2008 and 2009

Operating revenues

For the six months ended June 30, 2009, revenues amounted to $3,762,808, a decrease by $2,478,306, or 39.7%, compared to $6,241,114 for the six months ended June 30, 2008.  This decrease resulted from the sale and installation of zero products and from zero revenue from financial subsidies.

Revenues from product sales, services and tax refunds and subsidies are broken down below.

We did not install or sell any units during the six months ended June 30, 2009.  As a result, we did not recognize any revenues from product sales for the six months ended June 30, 2009, representing a decrease of approximately $3.21 million in revenues from product sales from the six months ended June 30, 2008. We believe the lack of product sales in the first half of 2009 is a result of a combination of the recent worldwide financial crisis which has negatively impacted our clients and our company, coupled with proposed sales taking longer than expected. Normally, the first quarter of the year is primarily the slowest season for our business.  In addition, in the second quarter of 2009, which ended June 30, 2009, there has been no installation of products as a result of delayed installations from our clients.  Some of our clients are negatively impacted by the financial crisis and have delayed their construction of treatment centers.

Revenues from services were $3,030,253 for the six months ended June 30, 2009, representing an increase of $315,138, or 11.6%, compared with $2,715,115 in revenue from services from the same period of the prior year. This increase was a result of isolated, one-time services demanded by our clients during the six months ended June 30, 2009.

For the six months ended June 30, 2009, there was no revenue from tax refunds and subsidies compared to the $310,511 in tax refunds and subsidies for the same period of the prior year.  This decrease was the result of the application of a refund schedule calculation by the local government and a decrease in our taxable income for the six months ended June 30, 2009.

Revenue backlog

Revenue backlog represents the total amount of unrecognized revenue associated with existing purchase orders for our products.  Any deferral of revenue recognition is reflected in an increase in backlog as of the end of the current period.  Revenue backlog from product sales as of June 30, 2009 was approximately $11.97 million, an increase of $1.54 million, or 14.7%, compared to our revenue backlog from product sales of $10.43 million as of June 30, 2008.  The increase was due to the existence of signed equipment contracts coupled with less installation of equipment in the first half of 2009.  As no clients have yet cancelled existing sales contracts, the existing orders will remain in the backlog until installed.

Cost of revenues

For the six months ended June 30, 2009, the total cost of revenues amounted to $333,912, a decrease by $1,569,436, or 82.5%, compared to approximately $1.90 million for the same period of the prior year.  This decrease was due to the installation and sale of zero units for the six months ended June 30, 2009, resulting in no cost to the Company for equipment production.

Gross margin

As a percentage of net revenues, the overall gross margin increased to 91% for the six months ended June 30, 2009 from 69.5% for the same period in the prior year.  This increase was due primarily to the sale of zero products in the six months ended June 30, 2009, coupled with higher profit on revenues derived from services in the six months ended June 30, 2009.

Operating expenses

Sales and marketing expenses

Sales and marketing expenses mainly consist of salaries and related expenses for personnel engaged in sales, marketing and customer support functions and costs associated with advertising and other marketing activities.  Sales and marketing expenses were $143,619 for the six months ended June 30, 2009, an increase of 153%, or $86,953, compared to $56,666 for the same period of the prior year. This increase in sales and marketing expenses resulted from increased expenses in sales and more marketing activities.

General and administrative expenses

General and administrative expenses amounted to $1,434,853 for the six months ended June 30, 2009, representing an increase of roughly $523,748, or 57%, compared to $911,105 for the same period of the prior year.  The increase in general and administrative expenses resulted from increased number of employees and other expenses.

Research and development expenses

Research and development expenses are comprised primarily of employee compensation, materials consumed and experiment expenses for specific new product research and development, and any expenses incurred for basic research on advanced technologies.  Research and development expenses were $207,889 for the six months ended June 30, 2009, an increase of $2,494, or 1.2%, compared to $205,395 in the same period of the prior year.

Income tax provision

For the six months ended June 30, 2009, our income tax provision was $345,687, compared to $361,360 for the same period of the prior year, representing a decrease of $15,673 or 4.3%. The decrease in income tax was due primarily to the decrease of sales of products in the period of time.

Net income

For the six months ended June 30, 2009, our net income amounted to $1,313,602, a decrease of $1,513,232, or 53.5%, compared to $2,826,834 for the same period of the prior year. This decrease was attributable to no product sales in the first half of 2009.

Comprehensive income

For the six months ended June 30, 2009, our comprehensive income, which reflects the change in foreign currency translations on net income, amounted to approximately $1.3 million, a decrease of approximately $2.6 million, or 66.9%, compared to $3.90 million for the same period of the prior year. The foreign currency loss for the six month period ended June 30, 2009 was $23,285.  The major decrease of this comprehensive income resulted from not recognizing any revenues from product sales over the period.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, we had total assets of $24,379,867, consisting of $679,229 in cash, $12,051,380 in accounts receivable, $3,939,620 in prepayment and other receivables, and $1,600,111 in inventories.  Our working capital was $15,916,688.

For the remainder of the fiscal year 2009, we believe that with our current cash and cash to be received from our receivables and projected sales of our products, we will have sufficient working capital to satisfy our working capital requirements.

To date, we have financed our operations primarily through the issuance of equity and cash flows from operations.  We currently do not have any outstanding short-term or long-term debt.  Our relatively high margins provide us with sufficient cash to purchase various raw materials, meet our component inventory needs and pay our vendors. In addition, there are very few direct costs associated with our service business which further enhances our cash position.  We have longstanding, positive relationships with our vendors and have maintained favourable payment terms.  Also, we believe that we can defer certain tax payments, if we choose to do so.  We originally planned to raise additional capital that would help to finance a number of expansion initiatives including new product development.  Although we are still working hard to seek such financing, we believe it will be challenging to obtain such financing as a result of the current global economic environment.

Comparison of six months ended June 30, 2008 and 2009

            Net cash used in operating activities totalled approximately $(93,494) for the six months ended June 30, 2009, an increase of $325,987 from $(419,481) for the same period in the prior year.  This increase resulted primarily from the following changes in the operating assets and liabilities:

•	$1,072,961 increase in accounts receivable;
•	$246,759 increase in inventories;
•	$26,895 decrease in prepayments and other receivables;
•	$152,256 decrease in accounts payable;
•	$345,737 increase in tax payable;
•	$137,357 decrease in accrued liabilities and other payables.

Increase in accounts receivable for the six months ended June 30, 2009 reduced the cash inflow.  This increase was due primarily to a slower cash collection of service fees from our major customers who are experiencing difficulties with the impact of the financial crisis.  The management believes that this can be changed with the improvement of the financial situations of our major clients.  The reduction in cash used in operating activities was mainly caused by the decrease in prepayments and other receivables.

Net cash used in investing activities was $224,237 and approximately $14,630 for the six months ended June 30, 2009 and 2008, respectively.  The cash used by investing activities was primarily caused by the payment of the Company’s land use right.

Cash flows from financing activities was $0 and ($301,551) for the six months ended June 30, 2009 and 2008, respectively.  We had no financing activity during the six months ended June 30, 2009.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission Of Matters To A Vote Of Security Holders

Effective June 6, 2009, and as previously disclosed on the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2009, a majority of the outstanding shares of Company common stock approved via written consent without a meeting the adoption of the Huiheng Medical, Inc. 2009 Share Plan (the “2009 Plan”).  Specifically, shares voted in favor of adoption of the 2009 Plan totaled 11,750,000, or approximately 84%, of the outstanding shares of Company common stock.

Pursuant to the 2009 Plan, a maximum of 1,566,666 shares of the Company’s common stock may be issued to eligible personnel as option grants, restricted stock awards or unrestricted stock awards in order to provide an incentive to attract, retain and reward such eligible personnel performing services for the Company and to motivate such persons to contribute towards the growth and profitability of the Company.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No	Description
3.1	Articles of Incorporation, as revised, of Huiheng Medical, Inc. (1)

3.2	Amended and Restated Bylaws of Huiheng Medical, Inc. (2)

4.1	Amended and Restated Certificate of Designations of Rights and Preferences of the Series A 7% Convertible Preferred Stock (3)

10.1	Huiheng Medical, Inc. 2009 Share Plan (4)

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(1)	Incorporated by reference to the exhibit to the registrant’s annual report on Form 10-KSB filed with the SEC on April 10, 2008.
(2)	Incorporated by reference to the exhibit to the registrant’s annual report on Form 10-KSB filed with the SEC on April 10, 2008.
(3)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K filed with the SEC on January 16, 2008.
(4)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K filed with the SEC on June 10, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUIHENG MEDICAL, INC.

Date: August 17, 2009	By:	/s/ Hui Xiaobing
Hui Xiaobing
Chief Executive Officer
(Principal Executive Officer)

Date: August 17, 2009	By:	/s/ Richard Shen
Richard Shen
Chief Financial Officer
(Principal Accounting and Financial Officer)