Form 10-Q
period 2009-09-30
HUIHENG MEDICAL, INC.
filed 2009-11-17
CIK 1353972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Yes ☐                                No ☒

As of November 12, 2009, there were 13,935,290 shares of the issuer’s $0.001 par value common stock issued and outstanding.

HUIHENG MEDICAL, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN US DOLLARS)

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:

Cash	$135,926	$1,019,176
Accounts receivable, net of allowance for doubtful accounts of $774,208 and $743,584	13,733,992	10,978,419
Prepaid expenses and other receivables, net of allowance for doubtful accounts of $732,458 and $732,869	3,829,626	4,008,810
Inventories	1,782,330	1,353,352

Total Current Assets	19,481,874	17,359,757

INVESTMENT IN AFFILIATE	56,293	45,194

PROPERTY, PLANT AND EQUIPMENT	2,575,035	2,643,022

LAND USE RIGHT, NET	944,462	-

INTANGIBLE ASSETS	797,795	860,175

OTHER RECEIVABLES, net of current portion	1,793,196	1,666,684

DEFERRED OFFERING COSTS	-	460,209

Total Assets	$25,648,655	$23,035,041

LIABILITIES AND EQUITY

CURRENT LIABILITIES:

Accounts payable	$740,361	$832,906
Amount due to related parties	24,563	24,577
Income tax payable	288,964	21,431
Accrued liabilities and other payables	1,319,952	1,418,644

Total Current Liabilities	2,373,840	2,297,558

Total Liabilities	2,373,840	2,297,558

EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; Designated 300,000 shares of Series A convertible preferred stock; 220,467 and 229,133 shares issued and outstanding with liquidation preference of $8,267,513 at September 30, 2009	220	229
Common stock, $0.001 par value; 74,000,000 shares authorized; 23,635,290 shares issued, 13,935,290 and 13,844,254 shares outstanding as of September 30, 2009 and December 31, 2008, respectively	13,935	13,844
Additional paid-in capital	7,498,086	7,498,086
Retained earnings	12,853,042	10,159,147
Accumulated other comprehensive income
Foreign currency translation gain	1,758,634	1,767,573
Non-controlling interests	1,150,898	1,298,604

Total Equity	23,274,815	20,737,483

Total Liabilities and Equity	$25,648,655	$23,035,041

See accompanying notes to the consolidated financial statements

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(IN US DOLLARS)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

REVENUES	$2,832,666	$2,708,253	$6,595,474	$8,949,367

COST OF REVENUES	574,800	308,594	908,712	2,211,942

GROSS PROFIT	2,257,866	2,399,659	5,686,762	6,737,425

OPERATING EXPENSES:
Sales and marketing expenses	86,426	49,833	230,045	106,499
General and administrative expenses	561,836	600,122	1,996,689	1,511,227
Research and development costs	169,614	122,395	377,503	327,790

Total Operating Expenses	817,876	772,350	2,604,237	1,945,516

OPERATING INCOME	1,439,990	1,627,309	3,082,525	4,791,909

OTHER (EXPENSES) / INCOME:
Interest income	61	333	236	1,073
Equity in (loss) / income of affiliate	(5,463)	(17,484)	11,116	5,370

Total Other (Expenses) / Income	(5,402)	(17,151)	11,352	6,443

NET INCOME BEFORE INCOME TAXES	1,434,588	1,610,158	3,093,877	4,798,352

INCOME TAXES	201,081	193,220	546,768	554,580

NET INCOME	1,233,507	1,416,938	2,547,109	4,243,772

NET LOSS ATTRIBUTABLE TO NON- CONTROLLING INTERESTS	29,056	49,056	146,868	119,313

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,262,563	$1,465,994	$2,693,977	$4,363,085

EARNINGS PER SHARE
- Basic	$0.09	$0.11	$0.19	$0.32

- Diluted	$0.08	$0.09	$0.17	$0.27

Weighted Common Shares Outstanding
- Basic	13,917,936	13,802,420	13,913,205	13,733,176

- Diluted	16,251,113	16,251,113	16,251,113	16,251,113

See accompanying notes to the consolidated financial statements

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(IN US DOLLARS)

	Series A Preferred Stock $0.001 Par Value		Common Stock, $0.001 Par Value
					Additional		Accumulated Other	Non-
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Retained Earnings	Comprehensive Income	controlling interests	Total Equity

Balance, December 31, 2007	266,666	$267	13,450,000	$13,450	$7,498,086	$6,147,877	$698,216	$1,353,511	$15,711,407

Comprehensive income:
Net income / (loss)	-	-	-	-	-	4,011,626	-	(146,154)	3,865,472
Foreign currency translation gain	-	-	-	-	-	-	1,069,357	91,247	1,160,604

Total comprehensive income	-	-	-	-	-	-	-	-	5,026,076

Conversion of stock	(37,533)	(38)	394,254	394	-	(356)	-	-	-

Balance, December 31, 2008	229,133	$229	13,844,254	$13,844	$7,498,086	$10,159,147	$1,767,573	$1,298,604	$20,737,483
Comprehensive income:
Net income / (loss)	-	-	-	-	-	2,693,977	-	(146,868)	2,547,109
Foreign currency translation loss	-	-	-	-	-	-	(8,939)	(838)	(9,777)

Total comprehensive income	-	-	-	-	-	-	-		2,537,332

Conversion of stock	(8,666)	(9)	91,036	91	-	(82)	-		-

Balance, September 30, 2009	220,467	$220	13,935,290	$13,935	$7,498,086	$12,853,042	$1,758,634	$1,150,898	$23,274,815

See accompanying notes to the consolidated financial statements

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN US DOLLARS)

	For The Nine Months Ended
	September 30,
	2009	2008

Cash flows from operating activities:

Net income	$2,547,109	$4,243,772

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property, plant and equipment	184,806	158,557
Reversal of provision for bad debts	(732,458)	-
Amortization of prepaid land lease	12,775	-
Amortization of intangible assets	61,852	60,634
Write off of deferred offering costs	460,209	-
Equity in loss of affiliate	(11,116)	(5,370)
Deferred taxes	-	26,383

Changes in assets and liabilities:
Accounts receivable	(2,755,573)	(2,754,415)
Prepaid expenses and other receivables	229,795	(1,459,733)
Inventories	(428,978)	(343,058)
Accounts payable	(92,545)	164,227
Income tax payable	267,533	(407,767)
Accrued liabilities and other payables	(98,692)	(635,478)

Net cash used in operating activities	(355,283)	(952,248)

Cash flows from investing activities:
Capital expenditures on addition of property, plant and equipment	(118,439)	(109,832)
Repayment of advances to third parties	-	73,639
Repayment of advances to related party	732,458	-
Repayment of advance from related party	-	(100,000)
Repayment of advance from third party	-	(441,832)
Advance from third party	-	589,110
Advance to third party	(177,123)	-
Payment for land use right	(956,226)	-

Net cash (used in) / provided by investing activities	(519,330)	11,085

Cash flows from financing activities:
Deferred offering costs	-	(261,326)

Net cash used in financing activities	-	(261,326)

Net decrease in cash	(874,613)	(1,202,489)

Effect on change of exchange rates	(8,637)	931,822

Cash as of January 1	1,019,176	866,585

Cash as of September 30	$135,926	$595,918

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest paid	$-	$-
Income tax paid	$-	$966,929

See accompanying notes to the consolidated financial statements

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN US DOLLARS)

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

In May 2007, Mill Basin entered into a share exchange agreement to acquire (i) all of the issued and outstanding shares of the common stock of Allied Moral in exchange for 13,000,000 shares of Mill Basin’s common stock, and (ii) all of the issued and outstanding Series A Convertible Preferred Stock of Allied Moral in exchange for 266,666 shares of Mill Basin’s Series A Preferred Stock.  In connection with the share exchange, Mill Basin agreed to change its name to “Huiheng Medical, Inc.” Prior to the share exchange, Mill Basin had 10,150,000 shares of its common stock outstanding.  In contemplation of the share exchange, Mill Basin shareholders contributed 9,700,000 common shares to treasury, resulting in 450,000 shares of Mill Basin’s common stock outstanding immediately prior to the share exchange.  Taking into account the 13,000,000 shares of Mill Basin common stock issued for the exchange with Allied Moral’s shareholders, Mill Basin then had 13,450,000 shares of common stock issued and outstanding, of which 13,000,000 (96.65%) shares were held by Allied Moral’s former shareholders, with the balance being held by Mill Basin shareholders.   In addition, following the completion of the share exchange, 266,666 shares of Series A Preferred Stock were issued and outstanding, all of which were held by former holders of Allied Moral’s Series A Convertible Preferred Stock.

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
(UNAUDITED)
(IN US DOLLARS)

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts, sales returns, trade discounts and value added tax.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company performs ongoing credit evaluations of its customers’ financial conditions. The Company provided an allowance of $774,208 and $743,584 for doubtful accounts respectively as of September 30, 2009 and December 31, 2008.

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

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Summary of significant accounting policies (Cont’d)

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

Land use right

Land use right is recorded at cost less accumulated amortization.  Under ASC 350 “Intangible, Goodwill and Other,” land use right is classified as a definite lived intangible assets and are amortized over its useful life.  According to the laws of the PRC, the government owns all of the land in the PRC.  Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government.  Land use right is amortized using the straight-line method over the lease term of 50 years.

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

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Summary of significant accounting policies (Cont’d)

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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of, if any, are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.   At September 30, 2009 and 2008, the Company determined that there was no impairment of value.

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, accounts receivable, current income tax assets, prepaid expenses and other current assets, accounts payable, income taxes payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments and market rates of interest.

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

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Summary of significant accounting policies (Cont’d)

Revenue recognition (Cont’d)

(i)	Sales of medical equipment (Cont’d)

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

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Summary of significant accounting policies (Cont’d)

Research and development costs

Research and development costs are charged to expense as incurred. Research and development costs mainly consist of remuneration for the research and development staff and material costs for research and development.  The Company incurred $377,503 and $327,790 for the periods ended September 30, 2009 and 2008, respectively.

Income taxes

The Company accounts for income taxes under ASC 740 “Income Taxes.”  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

During 2008, the Company adopted ASC740 “Income Taxes,” which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

Foreign currency translation

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the period. The related transaction adjustments are reflected in “Accumulated other comprehensive income / (loss)” in the equity section of our consolidated balance sheet.

The average monthly exchange rates for period ended September 30, 2009 and the closing rate as of  September 30, 2009 were Rmb 6.8314 and Rmb 6.8263 to one USD, respectively.  The average monthly exchange rates for the period ended September 30, 2008 and the closing rate as of September 30, 2008 were Rmb 6.9686 and Rmb 6.7899 to one USD, respectively.

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

Awards under the Plan will be accounted for in accordance with ASC 718 “Stock Compensation.”

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Summary of significant accounting policies (Cont’d)

Comprehensive income

The Company has adopted ASC 220 “Comprehensive Income.”  This statement establishes rules for the reporting of comprehensive income and its components.  Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statements of Income and the Consolidated Statement of Equity.

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

The following table sets forth the computation of basic and diluted net income per common share:

	For the Nine Months Ended September 30,
	2009	2008

Net income per common share	$2,693,977	$4,363,085

Weighted average outstanding shares of common stock	13,913,205	13,733,176
Dilutive effect of Convertible Preferred Stock	2,337,908	2,517,937
Diluted weighted average outstanding shares	16,251,113	16,251,113

Earnings per common share:
Basic	$0.19	$0.32
Diluted	$0.17	$0.27

For the nine months ended September 30, 2009 options to purchase 30,000 common shares were not included in diluted earnings per share because the effect would be anti-dilutive.

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Segment reporting

ASC 280 “Segment Reporting,” establishes standards for reporting information on operating segments in interim and annual financial statements.  The Company operates in two segments (i) selling the medical equipment and, (ii) providing the consultancy, repairs and maintenance services for the customers.  The chief operating decision-makers review the Company’s operation results on an aggregate basis and manage the operations as two operating segments as disclosed in note 12.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Summary of significant accounting policies (Cont’d)

Deferred offering costs

Deferred offering costs represented costs directly attributable to the Company’s proposed public offering.  Such costs consisted principally of professional fees.  Deferred costs accumulated through December 31, 2008 were charged to operations in 2009 as the Company’s proposed offering was deemed unsuccessful.

Financial instruments with characteristics of both liabilities and equity

The Company accounts for its Series A Preferred Stock in accordance with ASC 480 “Distinguishing Liabilities from Equity” and ASC 815 “Derivative and Hedging.”  We have determined that our Series A Preferred Stock is not mandatorily redeemable.  Accordingly, the Company accounts for the Preferred stock as permanent equity.

Non-controlling interest in consolidated financial statements

In December 2007, the FASB issued authoritative guidance related to noncontrolling interests in consolidated financial statements, which was an amendment of ARB No. 51.  This guidance is set forth in Topic 810 in the Accounting Standards Codification (ASC 810).  ASC 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This accounting standard is effective for fiscal years beginning after December 15, 2008.  The Company adopted the presentation and disclosure requirements of ASC 810 retrospectively to the December 31, 2008 financial statements.

Subsequent Events

The Company adopted FASB ASC 855 (previously SFAS No. 165, “Subsequent Events”) in 2009 which establishes general standards regarding the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Adoption of this standard did not result in significant changes in the subsequent events that we are required to recognize or disclosure in our financial statements.

The Company accounts for and disclose events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We evaluated subsequent events through November 16, 2009, the date these condensed consolidated financial statements were filed with the SEC.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Impact of new accounting standards

We describe below recent pronouncements that have had or may have a significant effect on our financial statements. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or disclosures.

In June 2009, the FASB issued Updates No. 2009-01, which establishes the FASB Accounting Standards CodificationTM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). T he Codification is effective for interim and annual periods ending after September 15, 2009.  We adopted the Codification when referring to GAAP in this quarterly report on Form 10-Q for the fiscal period ending September 30, 2009.  The adoption of the Codification did not have an impact on our consolidated results.

The FASB issued authoritative guidance related to subsequent events in May 2009, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  This guidance is set forth in Topic 855 in the Accounting Standards Codification (ASC 855).  ASC 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  We adopted ASC 855 and its application had no impact on our consolidated financial statements.

The FASB issued authoritative guidance for fair value measurements in September 2006, which defines fair value, establishes a framework of measuring fair value, and expands disclosures assets and liabilities measured at fair value in financial statements.  This guidance is set forth in Topic 820 in the Accounting Standards Codification (ASC 820).  ASC 820 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  ASC 820 is effective for fiscal years beginning after November 15, 2007. However, on February 6, 2008, the FASB issued authoritative guidance which deferred the effective date of ASC 820 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The adoption of ASC 820 did not have a material impact on our consolidated financial position, results of operations or cash flows.

The December 2007, the FASB issued revised authoritative guidance for business combinations, which establishes principles and requirements for how the acquirer in a business combination: i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This guidance is set forth in Topic 805 in the Accounting Standards Codification (ASC 805).  This accounting standard is effective for fiscal years beginning after December 15, 2008.  We adopted ASC 805 and the adoption of ASC 805 did not have a material impact on our consolidated financial position, results of operations or cash flows as of the date of adoption. ASC 805 will be applied to any future business combinations.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Summary of significant accounting policies (Cont’d)

Impact of new accounting standards (Cont’d)

In April 2008, the ASC 350-30 “General Intangibles Other Than Goodwill” amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Asset. FSP FAS 142-3 is effective for the Company beginning in fiscal 2010.  The Company is currently evaluating FSP FAS 142-3 and the impact, if any, that it may have on its results of operations or financial position.

In May 2008, the ASC 105 “Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP.  SFAS No. 162 is effective for the Company 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The adoption of this Standard is not expected to have a material impact on our results of operations or financial position.

In December 2008, the ASC 715 “Retirement Benefits.” This statement amends SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to require additional disclosure in sponsor’s financial statements about pension plan assets, obligations, benefit payments, contributions and net benefit cost and other postretirement benefits.  The requirements of this statement are effective for the Company for the fiscal year ending January 31, 2010.  Since this statement only pertains to disclosures in the notes to consolidated financial statements, it will not impact the Company’s consolidated financial position and results of operations.

In May 2009, the FASB issued ASC 855, “Subsequent Events.”  ASC 855 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. We adopted ASC 855.

In June 2009, the FASB issued ASC 105 “Generally Accepted Accounting Principles.”  ASC 105 establishes the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. ASC 105 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009, which corresponds to the Company’s second quarter of fiscal 2010.  When effective, the Codification will supersede all existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following ASC 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification.  The adoption of ASC 105 will not have an impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN US DOLLARS)

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	September 30, 2009	December 31, 2008

Raw materials	$293,291	$262,355
Work-in-progress	1,489,039	1,090,997
	$1,782,330	$1,353,352

Final assembly of our products, including installation of radioactive source materials, is conducted on site at our customers’ locations. Our products are not considered to be finished good (available for sale in the normal course of business) until such time as the source material is installed in the units.

NOTE 4 – PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables, net, consisted of the following:

	September 30, 2009	December 31, 2008

Prepaid expenses to suppliers	$3,404,455	$3,247,978
Advance to third party	909,713	732,869
Other receivables
- construction in progress paid on behalf of landlord (a)	156,775	281,422
- loan or advance to staff for business travelling	41,740	22,758
- utilities and rental deposits	1,948	1,949
- prepaid expenses made by director	2,930	2,932
- deposit for acquisition of a Land use right at Wuhan Kangqiao	-	384,621
- others	44,523	67,150
	4,562,084	4,741,679
Allowance for doubtful accounts in advance to a third party	(732,458)	(732,869)
	$3,829,626	$4,008,810

(a)
Included in the other receivables, the amount will be offset against future years lease payments (Note 16).  As at September 30, 2009, $1,793,196 has been classified as non-current assets and $156,775 has been classified as current assets.

During the year ended December 31, 2008, an amount of $1,191,066 was transferred from Construction in progress under Property, Plant and Equipment to Other Receivables and $757,040 was transferred from Prepaid expenses to Other Receivables, representing amounts paid on construction in progress on behalf of the landlord in 2007 and 2008. Such amounts will be offset against future years lease payments (Note 16).

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN US DOLLARS)

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30, 2009	December 31, 2008

Building improvements	$172,249	$172,346
Buildings	2,307,777	2,309,072
Production equipment	640,708	617,806
Furniture, fixture and office equipment	366,905	271,867
Motor vehicles	187,327	187,432
	3,674,966	3,558,523
Less: Accumulated depreciation	(1,099,931)	(915,501)
	$2,575,035	$2,643,022

Depreciation expense is included in the consolidated statements of income.  For the periods ended September 30, 2009 and 2008, depreciation expenses were $184,806 and $158,557, respectively.

NOTE 6 - LAND USE RIGHT

Land use right consisted of the following:

	September 30, 2009	December 31, 2008

Land use right	$944,462	$-

Land use right represents prepaid lease payments to the Local Government for land use right held for a period of 50 years from Jan 20, 2009 to December 26, 2058 in Wuhan, People’s Republic of China.

Land use right is amortized using the straight-line method over the lease term of 50 years.  The amortization expense for the period ended September 30, 2009 was $12,775.

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

For the period ended September 30, 2009 and 2008, amortization expense was $61,852 and $60,634.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN US DOLLARS)

NOTE 8 – ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following:

	September 30, 2009	December 31, 2008

Accrued expenses	$346,309	$327,224
Accrued payroll and welfare	195,585	376,303
Value added tax, other taxes payable and surcharges	776,873	686,229
Customer deposits	1,185	28,888
	$1,319,952	$1,418,644

NOTE 9 – NON-CONTROLLING INTEREST

Non-controlling interest represents the share of 25% equity interest of Shenzhen Hyper owned by Shenzhen OUR International Limited.

NOTE 10 –AMOUNTS DUE TO RELATED PARTIES

A summary of related party payables at September 30, 2009 (unaudited) and December 31, 2008 is as follows:

Amounts due to related parties at September 30, 2009 and December 31, 2008 represent the remaining balance due to Clear Honest International Limited pursuant to the 2007 share redemption as well as advances related to the acquisition of Changdu Huiheng.

NOTE 11 –EQUITY AND RETAINED EARNINGS

(a)	Capital

The Company has authorized 74,000,000 shares of Common stock.  As of September 30, 2009, 23,635,290 shares were issued and 13,935,290 shares were outstanding.

The Company has authorized 1,000,000 shares of Preferred stock, with 300,000 shares designated as Series A convertible preferred stock.  As of September 30, 2009, 220,467 shares were issued and outstanding with a liquidation preference of $8,267,513.

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

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN US DOLLARS)

NOTE 11 – EQUITY AND RETAINED EARNINGS (Cont’d)

(a)	Capital (Cont’d)

Acquisition of Changdu Huiheng

In July 2006, Mr. Hui Xiaobing, the sole owner of Changdu Huiheng, established Allied Moral Holdings, Ltd. (“Allied Moral”) in the British Virgin Islands as a holding company to facilitate investments by foreign investors. Allied Moral then purchased 100% of the ownership interests of Changdu Huiheng.

Private placement

In February 2007, Allied Moral issued 2,666,666 shares of its Series A preferred stock at stated value of $3.75 per share for gross proceeds of approximately $10,000,000.  Net proceeds to the Company after deducting offering expenses, resulted in a capital contribution of $9,115,357.

Reverse merger

Prior to the share exchange in 2007, Mill Basin had 10,150,000 shares of its common stock outstanding.  In contemplation of the share exchange, Mill Basin shareholders contributed 9,700,000 common shares to treasury, resulting in 450,000 shares of Mill Basin’s common stock outstanding immediately prior to the share exchange.  Taking into account the 13,000,000 shares of Mill Basin common stock issued for the exchange with Allied Moral’s shareholders, Mill Basin then had 13,450,000 shares of common stock issued and outstanding, of which 13,000,000 (96.65%) shares were held by Allied Moral’s former shareholders, with the balance being held by Mill Basin shareholders.  In addition, following the completion of the share exchange, 266,666 shares of Series A Preferred Stock were issued and outstanding, all of which were held by former holders of Allied Moral’s Series A Convertible Preferred Stock.

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

In September 2009, certain shareholders of the Series A Preferred Stock converted a total of 2,000 shares into common stock, at a rate of 1 share Series A Preferred stock to 10.5042 shares common stock resulting in the issuance of 21,008 shares of common stock.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN US DOLLARS)

NOTE 11 –EQUITY AND RETAINED EARNINGS (Cont’d)

(b)	Retained Earnings

As of September 30, 2009, the Company established and segregated in retained earnings an aggregate amount for the Statutory Surplus Reserve and the Statutory Common Welfare Fund of $1,310,516.

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

NOTE 12 - SEGMENT REPORTING

The Group has two reportable segments: products and services.

The following table presents information about the Company’s operating segments for the periods ended September 30, 2009 and 2008:

	September 30, 2009	September 30, 2008	Annual % change
Revenues:
Products	$1,141,036	$3,802,159	-69.99%
Services	4,438,815	4,116,681	7.83%
Other	1,015,623	1,030,527	-1.45%
	$6,595,474	$8,949,367	-26.30%

			Annual % change
	September 30, 2009	September 30, 2008
Operating (loss) income:
Products	$600,407	$1,849,449	-67.54%
Services	3,994,632	3,745,203	6.66%
Other	1,015,623	1,030,527	-1.45%
	5,610,662	6,625,179	-15.31%
Corporate expenses	(2,528,137)	(1,833,270)	37.90%
Operating income	$3,082,525	$4,791,909	-35.67%

Other revenue consists principally of government financial subsidies to Changdu Huiheng.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN US DOLLARS)

NOTE 13 – INCOME TAXES

Huiheng Medical, Inc. is a non-operating holding company.  All of the Company’s income before income taxes and related tax expenses are from PRC sources. The Company’s PRC subsidiaries file income tax returns under the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

Income tax expense for the periods ended September 30, 2009 and 2008 were $546,768 and $554,580, respectively.

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

A reconciliation of the expected income tax expense to the actual income tax expense for the period ended September 30, 2009 and 2008 are as follows:

	Nine Months Ended September 30,
	2009	2008

Income before income taxes	$3,093,877	$4,798,352

Expected PRC income tax expense at statutory tax rate of 25% (33%)	773,470	1,199,588
Non-deductible expenses	16,846	(3,647)
Others	271,785	143,321
Tax rate differences	(515,333)	(784,682)
Actual income tax expense	$546,768	$554,580

The PRC tax system is subject to substantial uncertainties and has been subject to recently enacted changes. The interpretation and enforcement of which are also uncertain. The Company remains open to examination by the major jurisdictions to which the Company is subject to, in this case, the PRC tax authorities.

No deferred tax liability has been provided as the amount involved is immaterial.

NOTE 14 – CONCENTRATION OF CREDIT RISK

Customers concentrations

Two customers accounted for 87% and two customers accounted for 79% of revenue for the nine months ended September 30, 2009 and 2008 respectively.  These customers also accounted for 76% and 71% of accounts receivable as of September 30, 2009 and 2008, respectively.  As a result, a termination in relationship with or a reduction in orders from any of these customers could have a material impact on the Company’s results of operations and financial condition.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN US DOLLARS)

NOTE 14 – CONCENTRATION OF CREDIT RISK (Cont’d)

Other credit risks

As of September 30, 2009, all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which were insured or collateralized. However, management believes those financial institutions are of high credit quality and has assessed the loss arising from the non-insured cash and cash equivalents from those financial institutions to be immaterial to the consolidated financial statements.  Therefore, no loss in respect of the cash and cash equivalent were recognized as of September 30, 2009.

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

Dividends and reserves

Under laws of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following: (i) cumulative prior years’ losses, if any; (ii) allocations to the “Statutory Surplus Reserve” of at least 10% of net income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s equity; (iii) allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “Statutory Common Welfare Fund”, which is established for the purpose of providing employee facilities and other collective benefits to employees in China; and (iv) allocations to any discretionary surplus reserve, if approved by equity owners.

NOTE 16 - OPERATING LEASE COMMITMENTS

As of September 30, 2009, the total future minimum lease payments under non-cancellable operating leases in respect of premises are $5.09 million (Rmb 34.7 million), which was based on the closing rate as of September 30, 2009.  The amounts payable are as follows:

September 30
2010	$270,063
2011	270,063
2012	270,063
2013	270,063
2014	270,063
Thereafter	3,735,873
TOTAL	$5,086,188

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

Comparison of nine months ended September 30, 2009 and 2008

Operating revenues

For the nine months ended September 30, 2009, revenues amounted to $6,595,474, a decrease of $2,353,893 from the same period of the prior year, representing a 26.3% decrease.  This decrease was primarily due to fewer unit installations during the first nine months of 2009 compared to the first nine months of 2008.

Revenues from product sales, services and tax refunds and subsidies are broken down below.

Revenues from product sales totalled $1,141,036 for the nine months ended September 30, 2009, representing a decrease by $2,661,123 compared with $3,802,159 in revenues generated from product sales for the same period of the prior year.  This decrease was due to fewer unit installations during the first nine months of 2009 compared to the first nine months of 2008.  We installed 5 units in the first nine months of 2008 while we installed 1 unit in the same nine month period of 2009.  We believe the decreased product sales in the nine months ended September 30, 2009, are a result of the a combination of the worldwide financial crisis which has negatively impacted our clients and our company, coupled with proposed sales taking longer than expected.

Revenues from services totalled $4,438,815 for the nine months ended September 30, 2009, an increase of $322,134 compared to $4,116,681 for the same period of the prior year.  For the nine months ended September 30, 2009 and 2008, we managed a total of 26 service contracts.   The increase resulted from appreciation of the Renminbi against the U.S. dollar as we had the same number of service contracts in the first nine months of 2009 that we had in the first nine months of 2008.

For the nine months ended September 30, 2009, revenues from tax refunds and subsidies totalled $1,015,623, representing a decrease of $14,904 compared with $1,030,527 in revenues generated from tax refunds and subsidies over the same period of the prior year.  Since our tax refunds are based on the amount of tax paid in the prior year, this decrease was due to less tax being paid in the period ended September 30, 2009, compared with the same period of the prior year.

Revenue backlog

Revenue backlog represents the total amount of unrecognized revenue associated with existing purchase orders for our products.  Any deferral of revenue recognition is reflected as an increase in backlog as of the end of the current period.  Revenue backlog from product sales as of September 30, 2009 was $9.46 million, a decrease of $1.14 million compared to our revenue backlog from product sales of $10.6 million as of September 30, 2008.  The decrease was due to an installation of one of our products.  These purchase orders are not cancellable, and are subject to certain conditions, including but not limited to, customers obtaining approval from their local governments for the purchase of our products. We expect to recognize revenue on all of the units under these contracts during the remainder of 2009 and 2010.

Cost of revenues

For the nine months ended September 30, 2009, the total cost of revenues amounted to $908,712, a decrease of $1,303,230 or 58.9% compared to $2,211,942 for the same period of the prior year.  This decrease in costs was due to fewer sales and installations compared with the same period of the prior year.

Gross margin

As a percentage of revenues, the overall gross margin increased to 86.23%, for the nine months ended September 30, 2009, an increase from 75.28% for the same period in the prior year.  This slight increase was due to less revenue from product sales in the nine months ended September 30, 2009, which resulted in less cost of goods sold, while the service revenue has remained approximately the same.  This helps increase the gross profit margin.

Operating expenses

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries and related expenses for personnel engaged in sales, marketing and customer support functions along with the costs of advertising and other marketing activities.

Sales and marketing expenses were $230,045 for the nine months ended September 30, 2009, an increase of roughly $123,546 compared to $106,499 for the same period of the prior year.  The increase was due to the increase of sales people and more marketing effects made by the company during the nine months period of time compared with the same period of prior year.

General and administrative expenses

General and administrative expenses amounted to $1,996,689 for the nine months ended September 30, 2009, representing an increase of roughly $485,462, or 32.1%, compared to $1,511,227 for the same period of the prior year.  The increase in general and administrative expenses was due primarily to payments made towards our office building lease, such payments amounting to zero dollars in 2007 and 2008 due to lease concessions.

Research and development expenses

Research and development expenses consist mostly of employee compensation, materials consumed and experiment expenses for specific new product research and development, and any expenses incurred for basic research on advanced technologies.  Research and development expenses were $377,503 for the nine months ended September 30, 2009, an increase of $49,713 or 15.16%, compared to $327,790 in the same period of the prior year.  This increase was due to an increase in R&D activities.

Income Tax Provision

For the nine months ended September 30, 2009, the Company’s income tax provision was $546,768 whereas the income tax provision was $554,580 for the same period of the prior year.  The decrease in income tax was due primarily to a lower taxable income resulting from fewer product sales and higher margins in the period compared with the same period of the prior year.

Net income

For the nine months ended September 30, 2009, the Company’s net income amounted to $2,547,109, a decrease of $1,696,663, or 39.99%, compared to $4,243,772 for the same period in the prior year.  This decrease was attributable to fewer units of equipments sold in this period of time compared with the same period of time last year.

Comprehensive income

For the nine months ended September 30, 2009, the Company’s comprehensive income, which reflects the change in currency translations on the net income, amounted to $2,537,332, a decrease of $3,018,095, or 54.33%, compared to $5,555,427 for the same period in the prior year.  This decrease is due to fewer products sold during the period of time.

Comparison of three months ended September 30, 2009 and 2008

Operating revenues

For the three months ended September 30, 2009, revenues amounted to $2,832,666, an increase of $124,413 compared to $2,708,253 for the same period of the prior year.  This increase resulted from a higher sales price for certain company products and equipment.

Revenues from products sales, services and tax refunds and subsidies are broken down below.

Revenues from product sales were $1,141,036 for the three months ended September 30, 2009, representing an increase of $554,365 compared to $586,671 in revenues from product sales from the same period of the prior year.  This increase resulted from a greater number of unit installations and a higher sales price for a different kind of equipment compared with the same period of the prior year.

Revenues from services totalled $1,408,562 for the three months ended September 30, 2009, representing in an increase of $6,996 compared to $1,401,566 in revenues from services for the same period of the prior year.  The increase resulted from the appreciation of the Remninbi against the U.S. dollar as the company had the same number of service contracts in the third quarter of 2009 as it had in the third quarter of 2008.

For the three months ended September 30, 2009, revenues from tax refunds and subsidies totalled $283,068, representing a decrease of $436,948, over the $720,016 in tax refunds and subsidies for the same period of the prior year.  Since our tax refunds are based on the amount of tax paid in the prior year, this decrease was due to less tax being paid in the period ended September 30, 2008, compared with the same period of the prior year.

Cost of revenues

For the three months ended September 30, 2009, the total cost of revenues amounted to $574,800, an increase of $266,206 compared to $308,594 for the same period of the prior year.  This increase was due to our recognizing more revenue from product sales, and therefore more direct costs, in the three months ended September 30, 2009, compared with the same period of the prior year.

Gross margin

As a percentage of revenues, the overall gross margin decreased to 79.71% for the three months ended September 30, 2009 from 88.61% for the same period in the prior year.  This decrease was due to our revenue generated from product sales in the three months ended September 30, 2009, and the direct cost of manufacturing the equipment.

Operating expenses

Sales and marketing expenses

Sales and marketing expenses mainly consist of salaries and related expenses for personnel engaged in sales, marketing and customer support functions and costs associated with advertising and other marketing activities.

Sales and marketing expenses were $86,426 for the three months ended September 30, 2009, an increase of roughly $36,593, compared to $49,833 for the same period of the prior year.  This increase is due to more sales personnel hired by the company and more marketing efforts made by the company.

General and administrative expenses

General and administrative expenses amounted to $561,836 for the three months ended September 30, 2009, representing a decrease of roughly $38,286, or 6.38%, compared to $600,122 for the same period of the prior year.  The decrease in general and administrative expenses resulted primarily from the decrease of human resources expenses in the three months ended September 30, 2009 as compared to the same period in the prior year.

Research and development expenses

Research and development expenses are comprised mostly of employee compensation, materials consumed and experiment expenses for specific new product research and development, and any expenses incurred for basic research on advanced technologies.  Research and development expenses were $169,614 for the three months ended September 30, 2009, an increase of $47,219 or 38.58% compared to $122,395 in the same period of the prior year.  The increase in R&D expenses was due primarily to the payment scheme we have with certain suppliers.

Income Tax Provision

For the three months ended September 30, 2009, the Company’s income tax provision was $201,081, whereas the income tax provision was $193,220 for the same period of the prior year.  The increase was due to the increase of product revenue during this period of time compared with the same period of time of prior year.

Net income

For the three months ended September 30, 2009, the Company’s net income amounted to $1,233,507, a decrease by $183,431 compared to $1,416,938 for the prior year, or 12.95%. This decrease was attributable primarily to an increased cost of revenue during this period of time compared with the same period of time of prior year.

Comprehensive income

For the three months ended September 30, 2009, the Company’s comprehensive income, which reflects the change in currency translations on the net income, amounted to $1,248,600, a decrease by $411,621 compared to $1,660,221 for the prior year, or 24.79% decrease.  This decrease is due to less net income in the period of time compared with the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed operations primarily through the issuance of equity and cash flows from operations.  We currently do not have any outstanding short-term or long-term bank debt.  Our relatively high margins have historically provided us with sufficient cash to purchase various raw materials, meet our component inventory needs and pay our vendors.  In addition, there are very few direct costs associated with our service business which further enhances our margins.  We have longstanding, positive relationships with our vendors and have maintained favorable payment terms and believe that we will continue to maintain such favorable payment terms.  Also, we believe that we can defer certain tax payments, if we choose to do so.  We plan to raise additional equity capital that will help to finance a number of expansion initiatives including new product development.  While we are working hard to acquire such financing, we believe it will be challenging to obtain such financing as a result of the current global economic environment.

Comparison of nine months ended September 30, 2009 and 2008

As of September 30, 2009, the company had total assets of $25,648,655.  Our cash was $135,926, accounts receivable were $12,733,922, prepayment and other receivables were $13,733,992 and inventories were $3,829,626.  Working capital was approximately $17,108,034.  The current ratio, or current assets divided by current liabilities, was approximately 8.2.  The quick ratio, or current assets minus inventories divided by current liabilities, was approximately 7.46.

Net cash used in operating activities totalled $355,283 for the year ended September 30, 2009, a decrease of $596,965 from $952,248 for the prior year.  This decrease resulted primarily from the following changes in the operating assets and liabilities:

•	$2,755,573 increase in accounts receivables;

•	$428,978 increase in inventories;

•	$229,795 decrease in prepayments and other receivables;

•	$92,545 decrease in accounts payable;

•	$267,533 increase in tax payable; and

•	$98,692 decrease in accrued expenses and other current liabilities.

Net cash used in operating activities totalled $355,283 for the nine months ended September 30, 2009, a decrease of $596,965 from $952,248 for the same period in the prior year.  This decrease resulted primarily from decreased levels of prepayments and increase in accounts receivables.

The increase in accounts receivable was due to a combination of factors:

First, the product sale and installation over the period occurred during the last month of the quarter.  As a result of the short amount of time between the time of installation and the end of the period, our cash collection in the nine months ended September 30, 2009, was lower than our cash collected over the same period of the prior year.

Second, the global financial crisis that occurred in 2008 impacted several of our customers and end users and their ability to make expected payments over the period.  Due to our strong, long-standing relationships with these customers, we have extended their payment terms and are confident that we will collect all the money owed by these customers.

The decrease in prepayments and other receivables was attributed to a decrease in payments made to our manufacturing suppliers for parts and services needed to manufacture the radiotherapy units that comprise our backlog and construction costs paid on behalf of our landlord for our office facility that will be offset against future lease payments.

Net cash (used in) provided by investing activities was ($519,330) and $11,085 for the nine months ended September 30, 2009, and 2008, respectively.  The cash used by investing activities was primarily used to equip and furnish our office facility.

Cash flows from (used in) financing activities amounted to $0 and ($261,326) for the nine months ended September 30, 2009, and 2008, respectively.  The cash used for financing is mainly the cost for our proposed public offering activities, including the fees paid to our legal counsel and auditors.

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

However, as previously identified in our most recent annual report on Form 10-K, filed with the Securities and Exchange Commission on August 17, 2009, we recognize certain significant deficiencies in the controls and procedures we use to ensure that information we are required to disclose in our reports to the Securities and Exchange Commission is summarized and reported within the required periods.  The significant deficiencies we have found include: (1) lack of sufficient staff with appropriate knowledge, experience, and training in the application of U.S. GAAP, and (2) needed improvement in our enterprise risk management system to address enterprise risk and internal policies over enterprise level controls.  As a result of these significant deficiencies, we have been taking certain remedies including hiring consultants (1) with US GAAP experience and (2) to improve our risk management system at the enterprise level.  Further, we have hired an outside consultant to help us improve internal procedures and we have hired a new accountant with significant GAAP experience.  Notwithstanding these significant deficiencies, which are being addressed and have been reported to our auditors and audit committee, we believe that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this quarterly report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On July 30, 2009, DLA Piper LLP (“DLA”) brought suit against us in the District Court of Clark County, Nevada, alleging that we failed to pay $233,645.47 due under the terms of our contract for legal services with DLA.  Specifically, DLA alleges the following claims: breach of contract, unjust enrichment and quantum meruit.  In its prayer for relief, DLA requests full payment of the alleged amount due under the aforementioned contract for legal services, general damages of $10,000 for each claim alleged, costs incurred in connection with the lawsuit, attorneys’ fees, and any other damages the court deems proper.

On October 29, 2009, Harborview Master Fund, LP, Diverse Trading, Ltd., and Monarch Capital Fund (the “Plaintiffs”) brought suit against us and several other defendants in the Supreme Court of the State of New York, County of New York, alleging that we, in additional to the other defendants, made fraudulent misrepresentations and omissions to the Plaintiffs which caused the Plaintiffs to invest in the Company in 2007.  Specifically, the Plaintiffs are alleging the following claims against us: breach of the Securities Exchange Agreement, fraud in connection with the Securities Exchange Agreement, violation of section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, breach of fiduciary duty (two separate claims) and negligence.  In their prayer for relief, Plaintiffs seek compensatory damages of over $1.5 million (or as determined at trial), punitive damages, and any other damages the court deems proper.

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 15, 2009, one holder of Series A Convertible Preferred Stock exercised its conversion rights and received shares of the Company’s common stock.  Such shares of Series A Preferred Stock were originally acquired in 2007 pursuant to an exemption from registration under Section 4(2) of the Securities Act, as amended (“Securities Act”).  Pursuant to our Amended and Restated Certificate of Designations of Rights and Preferences of the Series A 7% Convertible Preferred Stock, Globis Capital Partners, LP, the holder of 8,398 shares of Series A Preferred Stock, was issued 21,008 shares of Company common stock in connection with its requested conversion of 2,000 shares of Series A Preferred Stock.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission Of Matters To A Vote Of Security Holders

The Annual Meeting of our stockholders (the “Annual Meeting”) was held on October 19, 2009.  At such meeting, the stockholders voted to re-elect the following directors:  Mr. Hui Xiaobing, Mr. Huang Jian and Dr. Li Daxi.  Mr. Hui Xiaobing, Mr. Huang Jian and Dr. Li Daxi have served previous terms as directors of the Company. The number of shares of the Company’s common stock represented at the meeting by person or by proxy was 11,750,108.  All 11,750,108 shares of Common Stock were voted in favor of each director.  No votes of the shares represented were withheld.

No additional matters were voted on at the Annual Meeting.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No	Description
3.1	Articles of Incorporation, as revised, of Huiheng Medical, Inc. (1)
3.2	Amended and Restated Bylaws of Huiheng Medical, Inc. (2)
4.1	Amended and Restated Certificate of Designations of Rights and Preferences of the Series A 7% Convertible Preferred Stock (3)
10.1	Huiheng Medical, Inc. 2009 Share Plan (4)
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

____________
*	Filed herewith

(1)	Incorporated by reference to the exhibit to the registrant’s annual report on Form 10-KSB filed with the SEC on April 10, 2008.
(2)	Incorporated by reference to the exhibit to the registrant’s annual report on Form 10-KSB filed with the SEC on April 10, 2008.
(3)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K filed with the SEC on January 16, 2008.
(4)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K filed with the SEC on June 10, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUIHENG MEDICAL, INC.

Date: November 16, 2009	By:	/s/ Hui Xiaobing
Hui Xiaobing
Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2009	By:	/s/ Richard Shen
Richard Shen
Chief Financial Officer
(Principal Accounting and Financial Officer)