Form 10-K
period 2009-12-31
HUIHENG MEDICAL, INC.
filed 2010-04-15
CIK 1353972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-132056

HUIHENG MEDICAL INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4078899
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Huiheng Building, Gaoxin 7 Street South Keyuannan Road, Nanshan District, Shenzhen Guangdong, P.R. China 518057 (Address of principal executive offices)

86-755-25331366
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
☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes    ☐ No

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009 was approximately $1,082,141 based upon the closing price reported for such date on the Over-the-Counter Bulletin Board maintained by the NASD.  Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2010, there were 13,935,290 shares of the registrant’s $0.001 par value common stock issued and outstanding.

PART I

Item 1.  Business.

In this Annual Report on Form 10-K, references to “dollars” and “$” are to United States dollars and, unless the context otherwise requires, references to “we,” “us” and “our” refer to Huiheng Medical, Inc. and its consolidated subsidiaries.

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

Our Business

We design and sell precision radiotherapy equipment used for the treatment of cancerous tumors in the People’s Republic of China (“PRC” or “China”). Our products include a patented line of gamma treatment systems (“GTS”) that accurately deliver well-defined conforming doses of radiation to the target tissue and a multileaf collimator (“MLC”) used in conjunction with a linear accelerator for radiation therapy applications.  We currently have 29 patents issued in the PRC, one patent issued in the U.S., one patent issued in the European Union, and additional patent applications pending.

Our primary customers are a limited number of hospital equipment investors, with hospitals and clinics as end users.  In addition to providing precision radiotherapy equipment, we also offer our customers comprehensive post-sale services for our products as well as products manufactured by others.  These services include radioactive cobalt source replacement and disposal, medical expert training, clinical trial analysis, patient tumor treatment analysis, software upgrades and patient care consulting.

Our revenues decreased from $12.3 million in 2008 to $10.6 million in 2009.  Our net income decreased from $4.01 million in 2008 to $3.64 million in 2009.

Our operating subsidiaries were founded in 2001 by Mr. Hui Xiaobing, our Chairman and a pioneer in the GTS industry in the PRC.  Mr. Hui served as president and Chairman of Shenzhen OUR Technology, Co., Ltd., the first PRC company to develop a gamma treatment system.  Mr. Hui is also the former CEO of Everbright Securities, a major Chinese financial institution.

The majority of our product sales in the PRC are made through Shenzhen Jiancheng Investment Co, Ltd. (“Jiancheng”).  During the fiscal year ended December 31, 2009, Jiancheng accounted for 63.38% of our revenue.

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

Our Strengths

We believe, based solely on management’s knowledge of our industry, that we are a leader in the GTS market in the PRC.  We consider our core competitive strengths to be:

•	experienced leadership;

•	strong customer relationships and networks;

•	proprietary technology with patent protection;

•	high quality product line;

•	strong gross margins and pricing flexibility;

•	consistent, high quality post-sale customer service and support;

•	experienced research and development team; and

•	strong R&D partnerships with Beijing University, China Science & Technology University and Public Healthcare Institute of Jilin University.

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

Some of the key factors contributing to the growth of the medical equipment market in the country include the PRC’s aging population, the popularization of private hospitals and clinics and the growing demand for high-quality medical equipment and efficient healthcare services.  Additionally, initiatives by the government, such as reforms in the national healthcare system, are also fueling growth in the industry.

The PRC Radiotherapy Market

The Ministry of Health identified cancer as the leading cause of death in the PRC for the years 2007, 2008 and 2009.  Further, the presence of both cancer related illnesses and deaths is expected to increase in the future due to certain environmental factors, such as air and water pollution, associated with the PRC’s rapid industrial expansion.  As a result, effective treatment of cancer is a high priority for the PRC healthcare system.

Radiotherapy is used in approximately 50% of all cancer treatments worldwide.  Based on information most recently available to the Company, it is estimated that the United States has 13 radiotherapy units per million people.  The World Health Organization has previously recommended 6 radiotherapy units per million people for “developed” countries.  The PRC remains well below the recommended threshold.  In 2007, there was less than one radiotherapy unit per million people in the PRC.
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

Our Corporate History

We were incorporated as a limited liability company in November 2002 under the name of Pinewood Imports, Ltd. and converted into a corporation under the laws of the State of Nevada on August 29, 2005. The Company was originally engaged in the business of importing molding and door component products, such as framing materials, made from pine wood from Brazil for resale and distribution. On September 6, 2006, we change our name to Mill Basin Technologies, Ltd. and became an inactive company that was in pursuit of merger opportunities or business operations.

On May 15, 2007, we entered into a Share Exchange Agreement to acquire all of the outstanding shares of Allied Moral Holdings Limited, a company with limited liability incorporated in the British Virgin Islands on July 26, 2006, with operating subsidiaries in the PRC.  Allied Moral Holdings Limited became our wholly owned subsidiary and we changed our name to Huiheng Medical, Inc.  At the time we acquired Allied Moral Holdings Limited, it, through its operating subsidiaries in the PRC, designed, developed and manufactured, and provided sales and services in connection with, radiation therapy medical equipment used for the treatment of cancer.

We operate as a Nevada holding company and we conduct all of our business through our operating subsidiaries as described in the chart below.  As described above, we own 100% of the equity interest of Allied Moral Holdings, Ltd. (“Allied Moral”), a British Virgin Islands company that, in turn, owns 100% of the equity interest of Tibet Changdu Huiheng Development Company, Ltd., a Tibetan holding company (“Changdu Huiheng”) that, in turn, directly owns 100%, 75% and 50%, respectively, of our operating subsidiaries Wuhan Kangqiao Medical New Technology Company, Ltd., a PRC company (“Wuhan Kangqiao”), Shenzhen Hyper Technology Company, Ltd., a PRC company (“Shenzhen Hyper”), and Beijing Yuankang Kbeta Nuclear Technology Co., Ltd., a PRC company (“Beijing Kbeta”).

Wuhan Kangqiao focuses on research and development and production management of the Head Gamma Treatment System and Body Gamma Treatment System.  Shenzhen Hyper focuses on research and development and production management of the Super Gamma System and our multileaf collimator product that is used in conjunction with a linear accelerator for cancer treatment.  Beijing Kbeta focuses on installation and replacement of the Cobalt 60 radioactive sources used in our gamma treatment systems products.  The remaining equity interests in Shenzhen Hyper and Beijing Kbeta are owned by unrelated, unaffiliated parties.

Government Regulation

The sale and marketing of our products are subject to regulation in the PRC and in most other countries where we intend to conduct business.  For a significant portion of our products, we need to obtain and renew licenses and registrations with the PRC State Food and Drug Administration (“SFDA”) and its equivalent in other markets.

Corporate Information

Our principal executive office is located at: Huiheng Building, Gaoxin 7 Street South, Keyuannan Road, Nanshan District, Shenzhen Guangdong, P.R. China 518057.  Our telephone number at that address is 86-755-25331366.  Our website address is www.huihengmedical.com.  The information on our website is not a part of this Annual Report.

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

We do not have long-term purchase commitments from our customers and we have to rely on obtaining orders from new customers for our products.

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

We also make significant decisions related to production schedules, component procurement commitments, facility requirements, personnel needs and other resource requirements, based upon our estimates of future sales.  Because many of our costs and operating expenses are fixed, a reduction in customer demand would reduce our gross margins and operating results.  Additionally, from time to time, we may purchase quantities of supplies and materials greater than the amount that is required to fulfill our customer orders in an attempt to secure more favorable pricing, delivery or credit terms.  These purchases could expose us to losses from cancellation costs, inventory carrying costs or inventory obsolescence if the expected demand does not materialize, and hence, adversely affect our business and operating results.

Today, the majority of our product sales in the PRC are made through one entity.

The majority of our product sales in the PRC are made through Jiancheng.  During the fiscal year ended December 31, 2009, Jiancheng accounted for 63.38% of our revenue.  Any loss of significant revenue from Jiancheng could negatively impact our results of operations and could harm our business.

We extend credit to our customers and often do not collect outstanding receivables on a timely basis.  Our inability to collect such receivables has had an adverse effect on our immediate and long-term liquidity.

The contracts covering the sale of our products provide for the customer to make a deposit at the time that the order is placed and to make progress payments at various stages of the manufacturing, shipping, installation and testing process, typically with the final 10% payment due 12 months after the customer accepts the product as meeting the specifications.  However, in the PRC we have rarely collected payments under those stated terms and our customers have historically made most of their payments following the installation of our units.  Our largest customer had an outstanding account receivable balance owed to us of $10.46 million as of December 31, 2009.  The delay in receipt of customer payments places pressure on our working capital requirements.  Legal action is available, but the duration and outcome of litigation is inherently uncertain, particularly in the PRC, where the civil justice system continues to evolve.  If we are unable to collect on these accounts, our liquidity and profitability will be reduced.

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

As a result of such uncertainties, we may be unable to obtain additional capital in a timely manner, or on acceptable terms or at all.  Furthermore, the terms and amount of any additional capital raised through issuances of equity securities may result in significant stockholder dilution.

The price and the sales of our products may be adversely affected by reductions in treatment fees by the Chinese government.

Treatment fees for our radiotherapy systems are subject to prices set by provincial governments in China, and these prices can be adjusted downward or upward from time to time.  If the treatment fees for our products are reduced by the government, some customers may be discouraged from buying our products, which would reduce our sales.  We may need to decrease the price of our products to provide our customers with acceptable financial returns on their purchases.  Our business or results of operations may be adversely affected by a reduction in treatment fees for our products in the future.

Failure to optimize our sourcing activities and cost structure could materially increase our expenses, causing a decline in our margins and profitability.

We strive to utilize our parts suppliers and manufacturing services in an efficient manner.  The efficiency of our operations depends in part on our success in accurately forecasting demand for our products and planning component parts and outsourced manufacturing services for new products that we intend to produce.  Failure to optimize our sourcing activities and cost structure could materially and adversely affect our business and operating results.

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

The medical equipment market is highly competitive, and we expect the level of competition to remain at its current level or intensify.  We face direct competition in China and will do so in other markets should we expand internationally.  This competition is across all product lines and at all price points.  Our competitors also vary significantly according to business segment.  For domestic sales, our competitors include publicly-traded and privately-held multinational companies, as well as domestic Chinese companies.  To date, our international sales have been very limited (one unit sold in India in 2008 and zero international sales in 2009) and while we are planning to engage in additional international sales in Latin American and Eastern Europe in the near future, there is no guarantee that we will meet with success.  Our competitors are primarily publicly-traded and privately-held multinational companies.  We also face competition in international sales from companies that have local operations in the markets in which we sell our products.

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

As a result, we may be unable to offer products similar to, or more desirable than, those offered by our competitors, and/or market our products as effectively as our competitors or otherwise respond successfully to competitive pressures.  In addition, our competitors may be able to offer discounts on competing products as part of a “bundle” of non-competing products, systems and services that they sell to our customers, and we may not be able to match those discounts while remaining profitable.  Furthermore, our competitors may develop technologies and products that are more effective than ours or that render our products obsolete or uncompetitive.  In addition, the timing of the introduction of competing products into the market could affect the market acceptance and market share of our products.  Our failure to compete successfully could materially and adversely affect our business, financial condition, results of operation and prospects.

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

The sale and marketing of our products are subject to regulation in the PRC and in most other countries where we intend to conduct business.  For a significant portion of our products, we need to obtain and renew licenses and registrations with the PRC State Food and Drug Administration, or SFDA, and its equivalent in other markets.  The processes for obtaining regulatory clearances or approvals can be lengthy and expensive, and the results are unpredictable.  All of the products that we currently sell, including the OPEN Stereotactic Gamma-ray Radiotherapy System, Stereotactic Gamma-ray Whole Body Therapeutic System (SGS-1), Multi-leaf Collimator, TOP Stereotactic Gamma-ray Radiotherapy System, and Whole Body Sterotactic Gamma System (SGS-1+) have obtained SFDA approval.  The Medical Linear Accelerator (LINAC) we currently sell is manufactured by Shinwa.  As of February 8, 2010, we filed an application with SFDA seeking approval of a LINAC product manufactured by the Company.  We will sell our own LINAC product once we obtain the SFDA approval.  However, we cannot be certain how long such an approval process may take.  In addition, relevant regulatory authorities may introduce additional requirements or procedures that could have the effect of delaying or prolonging the approval for our existing or new products.  For example, in 2007 the SFDA introduced a new safety standard to its approval process for new medical equipment which we believe has increased the typical time period required to obtain approval by approximately three months.  If we are unable to obtain approvals needed to market existing or new products, or obtain such approvals in a timely fashion, our business would be significantly disrupted, and our sales and profitability could be materially and adversely affected.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Sarbanes-Oxley Act of 2002 (“SOX”).  These requirements may place a strain on our systems and resources, especially as we grow into other markets and develop our own manufacturing capabilities.  The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition.  SOX requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting.  We are currently reviewing and further documenting our internal control procedures.  We expect to devote significant resources to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports.  If we cannot provide reliable financial reports, our business and operating results could be harmed.  Last year, we noted that we (1) lacked sufficient staff with appropriate knowledge, experience, and training in the application of U.S. generally accepted accounting principles (“U.S. GAAP”), and (2) needed improvement in our enterprise risk management system to address enterprise risk and internal policies over enterprise level controls.  Because of these deficiencies in our controls and procedures, we have undertaken the following remedial measures: (1) we have hired an outside consultant to help us improve internal procedures; (2) we have hired a new accountant with significant international auditing and GAAP experience; and (3) we are working with professional advisors to analyze, re-design and remediate key internal controls over financial reporting in order to standardize internal policies and procedures.

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

We will continue to incur significant legal, accounting and other expenses to comply with regulatory requirements.  SOX, together with rules implemented by the Securities and Exchange Commission (“SEC”), has required and will require us to make changes in our corporate governance, public disclosure and compliance practices.  In addition, we have incurred significant costs and will continue to incur costs in connection with ensuring that we are in compliance with rules promulgated by the SEC regarding internal controls over financial reporting pursuant to Section 404 of SOX.  Compliance with these rules and regulations has increased our legal and financial compliance costs, which have had, and may continue to have, an adverse effect on our profitability.

We generate a significant portion of our revenues from a small number of products, and a reduction in demand for any of these products could materially and adversely affect our financial condition and results of operations.

We derive a substantial percentage of our revenues from a small number of products.  We currently have just five in our portfolio, and we only recently both launched the fifth product, the SGS-I+, and updated our Medical Linear Accelerator, in 2009.  As a result, continued market acceptance and popularity of these products are critical to our success.  A reduction in demand due to, among other factors, the introduction of competing products, the entry of new competitors, or customer dissatisfaction with the quality of our products, could materially and adversely affect our financial condition and results of operations.

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

Complex medical equipment, such as our radiotherapy systems, can experience performance problems that require review and possible corrective action by the manufacturer.  From time to time, we receive reports from users of our products relating to performance problems they have encountered.  We expect that we will continue to receive customer reports regarding performance problems they encounter through the use of our products.  Furthermore, component failures, manufacturing errors or design defects could result in an unsafe condition or injury to the patient.  Any serious failures or defects could cause us to withdraw or recall products, which could result in significant costs such as repair and product replacement costs.  We cannot assure investors that market withdrawals or product recalls will not occur in the future.  The occurrence of such events could have a material adverse effect on our business, financial condition and results of operations.  We are currently unable to insure against this type of liability in China.

We could become involved in intellectual property disputes, resulting in substantial costs and diversion of our management resources.  Such disputes could materially and adversely affect our business by increasing our expenses and limiting the resources devoted to expansion of our business, even if we ultimately prevail.

We currently possess 29 patents issued in the PRC, one in the U.S. and one in the European Union.  If one of our patents is infringed upon by a third party, we may need to devote significant time and financial resources to attempt to halt the infringement.  We may not be successful in defending the patents involved in such a dispute.  Similarly, while we do not knowingly infringe on patents, copyrights or other intellectual property rights owned by other parties, we may be required to spend a significant amount of time and financial resources to resolve any infringement claims against us.  We may not be successful in defending our position or negotiating an alternative remedy.  Any litigation could result in substantial costs and diversion of our management resources and could reduce our revenues and profits and harm our financial condition.

We also rely on trade secrets, proprietary know-how and other non-patentable technology, which we seek to protect through non-disclosure agreements with employees.  We cannot assure investors that these non-disclosure agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets, proprietary know-how and other non-patentable technology will not otherwise become known to, or be independently developed by, our competitors.

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

We operate in an industry characterized by frequent technological advances, the introduction of new products and new design and manufacturing technologies.  We expect to introduce two new products over the next several years.  As a result, we are expending funds and committing resources to research and development activities, possibly requiring additional engineering and other technical personnel; purchasing new design, production, and test equipment; expanding our manufacturing capabilities and continually enhancing design processes and techniques.  Delays in product approval by regulatory authorities could further increase our costs.  We may invest in equipment employing new production techniques for existing products and new equipment in support of new technologies that fail to generate adequate returns on the investment due to insufficient productivity, functionality or market acceptance of the products for which the equipment may be used.  We could, therefore, incur significant costs in design and manufacturing services for new products that do not result in sufficient revenue to make those investments profitable, or in any revenue at all.

Our limited operating history makes evaluating our business and prospects difficult.

Shenzhen Hyper commenced operations in September 2001, and we installed our first Super Gamma System (“SGS”) in that year and installed our first MLC in March 2007.  Wuhan Kangqiao also commenced operations in September 2001, and we installed our first Body Gamma Treatment System (“BGTS”) in 2003 and our first HGTS in 2004.  As a result, we have a limited operating history which may not provide a meaningful basis for investors to evaluate our business, financial performance and prospects.  We may not have sufficient experience to address the risks frequently encountered by early-stage companies, and as a result we may not be able to:

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

Our success will depend in part on our ability to enhance our existing products and technologies and to develop and acquire new products or technologies.  The development process for medical technology is complex and uncertain, as well as time-consuming and costly.  Product development requires the accurate assessment of technological and market trends as well as precise technological execution.  We cannot assure investors that:

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

We are subject to oversight at the provincial and local levels of government in China.  Our operations and prospects would be materially and adversely affected by the failure of the local government to honor our agreements or an adverse change in the laws governing them.  In the event of a dispute, enforcement of these agreements could be difficult in China.  China tends to issue legislation, which is followed by implementing regulations, interpretations and guidelines that can render immediate compliance difficult.  Similarly, on occasion, conflicts arise between national legislation and implementation by the provinces that take time to reconcile.  These factors can present difficulties in our ability to achieve compliance.  Unlike the United States, China has a civil law system based on written statutes in which judicial decisions have limited precedential value.  The Chinese government has enacted laws and regulations to deal with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade.  However, our experience in interpreting and enforcing our rights under these laws and regulations is limited, and our future ability to enforce commercial claims or to resolve commercial disputes in China is therefore unpredictable.  These matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces and factors unrelated to the legal merits of a particular matter or dispute may influence their determination.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in China.

Substantially all of our assets are located outside of the United States and most of our officers and directors reside outside of the United States.  As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws of the United States.  Moreover, we have been advised that the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States.  Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the Federal securities laws of the United States.

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

A circular promulgated by the State Administration for Foreign Exchange (“SAFE”), which is the PRC governmental body that regulates the conversion of RMB into foreign currencies, has increased the ability of foreign holding companies to receive distributions of profits earned by Chinese operating subsidiaries.  We qualify for this treatment, but remaining qualified for it will require the Chinese principals involved in our business to meet annual filing obligations.  While they have agreed to meet those annual requirements, it is possible that they will fail to do so, which could limit our ability to gain access to the profits earned by Allied Moral.  The result could be the inability to pay dividends to our stockholders or to deploy capital outside of the PRC in a manner that would be beneficial to our business as a whole.

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

Risks Related to International Operations

We currently conduct most of our business in the PRC.  However, we have plans to expand internationally, and the rate and degree of that expansion could be substantial.  For that reason, risks related to international operations may be relevant to an investment decision.

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

The value of the Renminbi, or RMB, the main currency used in China, fluctuates and is affected by, among other things, changes in the PRC’s political and economic conditions.  The conversion of RMB into foreign currencies such as the U.S. dollar has been generally based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets.  The official exchange rate had remained stable over the past several years.  However, the PRC recently adopted a floating rate with respect to the RMB.  As a result, the average monthly exchange rate of the RMB to the U.S. dollar was about RMB $6.8303 to one U.S. dollar for the year ended December 31, 2009 as compared to an average of approximately RMB $6.9351 during 2008.  This floating exchange rate, and any appreciation of the RMB that may result from such rate, could have various effects on our international business, which include making our products more expensive relative to those of our competitors.  It is not possible to predict if the net effects of the appreciation of the RMB, to whatever extent it occurs, would be positive or negative for our business.

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

We cannot provide any assurance that Chinese regulatory authorities will not impose further restrictions on the convertibility of the RMB.  Since one of our PRC subsidiaries currently generates virtually all of our revenues and these revenues are denominated mainly in RMB, any future restrictions on currency exchanges may limit our ability to repatriate such revenues for the distribution of dividends to our stockholders or for funding our other business activities outside the PRC.

We are subject to various tax regimes, which may adversely affect our profitability and tax liabilities in the future.

Huiheng is incorporated in the U.S. and has subsidiaries and other operations in the PRC and the British Virgin Islands.  We are subject to the tax regimes of these countries.  Although virtually all of Huiheng’s profits will be earned outside of the U.S., under U.S. tax laws Huiheng’s earnings generally will be subject to U.S. taxation, because U.S. companies are generally taxed on their world-wide income.  This may be true even if Huiheng does not repatriate any of its foreign earnings to the U.S.  For certain types of income (generally, income from an active trade or business), U.S. companies are not required to pay tax on that income until they repatriate those earnings to the U.S. (such as for use in paying dividends or repurchasing shares).  As a result, repatriation of earnings would trigger more immediate tax obligations.  As a result of the imposition of U.S. taxes, Huiheng’s after-tax profits could decrease and could be below the level that would have been obtained if Huiheng were incorporated outside the U.S.  The amount of taxes payable in the U.S. generally depends on the profitability of our various operations and the application of available tax credits and tax treaties.  We are not currently receiving the benefit of any U.S. tax credit, and we are not currently conducting a material amount of business in a country with an advantageous tax treaty.  Since the effect of tax credits and tax treaties depends on the profitability of operations in various jurisdictions, the amount of our tax will vary over time as we change the geographic scope of our activities.  However, for the near term we expect that our total tax rate will be significantly influenced by the taxes we pay in China, so that our total tax obligation might decrease as a result of favorable tax treatment in China even though we were subject to additional U.S. taxes.  In the future, Huiheng may pay significantly higher taxes than we have paid historically.  In addition, any change in tax laws and regulations or the interpretation or application thereof, either internally in one of those jurisdictions or as between those jurisdictions, may adversely affect Huiheng’s profitability and tax liabilities in the future.

Because Chinese law will govern almost all of our material agreements, we may not be able to enforce our legal rights internationally, which could result in a significant loss of business, business opportunities, or capital.

Chinese law will govern almost all of our material agreements.  We cannot assure investors that we will be able to enforce any of our material agreements or that remedies will be available outside of the PRC.  The system of laws and the enforcement of existing laws in the PRC may not be as certain in implementation and interpretation as in the United States.  The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation.  The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

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

One of our stockholders, which is controlled by our Chief Executive Officer, currently owns approximately 85% of our common stock and has the ability to prevent certain types of corporate actions, to the detriment of other stockholders.

Clear Honest International Limited, a company controlled by Mr. Hui Xiaobing (our Chief Executive Officer) owns 11,750,000 shares of our common stock, which represents approximately 84% of our outstanding shares of common stock.  Mr. Hui is able to exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and determination of significant corporate actions.  This ownership percentage and level of influence will increase if the earnout shares are issued.  If all 928,575 of the earnout shares are issued as additional consideration under the Allied Moral share exchange (which would occur from 2009 through 2011) and assuming that there are no other issuances of shares, Clear Honest would own approximately 86% of our issued and outstanding common stock.  This concentration of ownership could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

Future sales of our common stock may depress our stock price.

The 13,935,290 shares of common stock outstanding, and an additional 2,315,785 shares of common stock issuable upon conversion of our Series A Preferred Stock, will be available for sale in the public market at various times after we register our stock under the Securities Exchange Act.  If our stockholders sell substantial amounts of shares in the public market, or if the market perceives that these sales may occur, the market price of our common stock may decline.

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

Our common stock has been thinly traded and we cannot predict the extent to which a trading market will develop.

Our common stock is quoted on the Over-the-Counter Bulletin Board.  Our common stock is thinly traded compared to larger, more widely known companies.  Thinly traded common stock can be more volatile than common stock trading in an active public market.  We cannot predict the extent to which an active public market for our common stock will develop or be sustained.

We do not expect to pay dividends.

We expect to apply our future earnings, if any, toward the further expansion and development of our business.  The likelihood of paying dividends is further reduced by the fact that, in order to pay dividends, we would need to repatriate profits earned outside of the U.S., and in doing so those profits generally would become subject to U.S. taxation.  Thus, the liquidity of an investment in our Company is dependent upon the investor’s ability to sell their shares at an acceptable price, rather than receiving an income stream from their investment.  The price of our stock may decline and fluctuations in market price coupled with limited trading volume in our shares may limit your ability to realize any value from your investment, including recovering the initial purchase price.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

We currently operate our business out of two properties located in the PRC.  Wuhan Kangqiao is headquartered in Wuhan, China where it owns a 287 square meter office building that houses management, research and development personnel, marketing, finance and administrative support staff.

Shenzhen Hyper is headquartered in Shenzhen, China, where it leases office space of 4,000 square meters, with a monthly rental of RMB $160,000 (USD 23,452) per month.  The property houses management, research and development personnel, marketing, finance and administrative support staff.  The lease will expire at the end of December 2027.  We relocated to this space at the beginning of 2008.

Neither facility contains equipment or specialized improvements that would be difficult to move to a new location.  If we decided to relocate, we believe that there are many facilities in these locations that would be suitable for our needs.

Item 3.  Legal Proceedings.

As previously disclosed, on July 30, 2009, DLA Piper LLP (“DLA”) brought suit against us in the District Court of Clark County, Nevada, alleging that we failed to pay $233,645.47 due under the terms of our contract for legal services with DLA.  On December 18, 2009, we reached an agreement with DLA to settle all legal fees and costs incurred by DLA and its member firms and to dismiss the lawsuit.

As previously reported, on October 29, 2009, Harborview Master Fund, LP, Diverse Trading, Ltd., and Monarch Capital Fund (the “Plaintiffs”) brought suit against us and several other defendants in the Supreme Court of the State of New York, County of New York, alleging that we, in addition to the other defendants, made fraudulent misrepresentations and omissions to the Plaintiffs which caused the Plaintiffs to invest in the Company in 2007 (the “Lawsuit”).  On January 7, 2010, we, along with several other defendants (the “Settling Parties”), without any admission of liability, reached a settlement agreement (“Settlement”) with the Plaintiffs to settle the Lawsuit.  Pursuant to the Settlement, the Settling Parties, individually and not jointly, agreed to purchase a certain number of the issuer’s shares (“Shares”) held by the Plaintiffs (“Purchase Obligation”) in exchange for the dismissal of the Lawsuit and mutual releases.  In connection with the Settlement, our portion of the Purchase Obligation was assigned to an investor introduced by Mr. Hui Xiaobing, our Chairman (the “Assignee”).  The Assignee is not an affiliate of ours and is purchasing the Shares for his own account and without compensation from us or our affiliates.  As such, our only expense under the Settlement is our attorneys’ fees.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Equity

Our common stock is currently listed for trading in the Over-the-Counter Bulletin Board maintained by the Financial Industry Regulatory Authority (“FINRA”) under the Symbol: “HHGM.”  The table below lists the high and low closing prices per share of our common stock for each quarterly period during the past two fiscal years as quoted on the Over-the-Counter Bulletin Board.

Fiscal 2008	High	Low
First Quarter	$10.00	$7.20
Second Quarter	$9.00	$5.00
Third Quarter	$13.10	$6.75
Fourth Quarter	$13.10	$6.75

Fiscal 2009	High	Low
First Quarter	$5.50	$1.00
Second Quarter	$1.95	$0.30
Third Quarter	$2.00	$0.50
Fourth Quarter	$3.00	$1.00

Trading in our common stock has been sporadic and the quotations set forth above are not necessarily indicative of actual market conditions.  All prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.

Holders

At March 31, 2010 there were 13,935,290 shares of common stock issued and outstanding that were held by approximately 38 shareholders of record.

Dividends

The Company has not declared any cash dividends in the two most recent fiscal years.  We have no intention of issuing cash dividends in the foreseeable future.

China’s SAFE and Foreign Acquisition Regulation – All of our business is conducted through our subsidiaries based in China.  Renminbi, or RMB, is not a freely convertible currency currently, and the restrictions on currency exchanges may limit our ability to make dividends or other payments in United States dollars.  However, in accordance with the existing foreign exchange regulations in China, Allied Moral is able to pay dividends in foreign currencies, without prior approval from the SAFE, by complying with certain procedural requirements.  The current foreign exchange measures may be changed in a way that will make payment of dividends and other distributions outside of China more difficult or unlawful.  As a result, if we intend to distribute profits outside of China, we may not be able to obtain sufficient foreign exchange to do so.  Additionally, China regulatory authorities may impose further restrictions on the convertibility of the RMB.  Since our subsidiaries in China, both direct and indirect, generate virtually all of our revenue, and these revenues are currently denominated in RMB, any future restrictions on currency exchanges may limit our ability to repatriate such revenues for the distribution of dividends to our stockholders.

SAFE regulates the conversion of the RMB into foreign currencies.  Currently, Foreign Invested Enterprises (“FIE”) are required to apply for “Foreign Exchange Registration Certificates,” which permit the conversion of RMB into foreign exchange for the purpose of expatriating profits earned in the PRC to a foreign country.  Our PRC subsidiary, Changdu Huiheng, is a FIE that has obtained the registration certifications, and with such registration certifications, which need to be renewed annually, Changdu Huiheng is allowed to open foreign currency accounts including a “current account” and “capital account.”  Currently, conversion within the scope of the “current account,” such as remittance of foreign currencies for payment of dividends, can be effected without the approval of SAFE.  However, conversion of currency in the “capital account,” for capital items such as direct investments, loans, and securities, still requires the approval of SAFE.  In accordance with the existing foreign exchange regulations in the PRC, Changdu Huiheng is able to pay dividends in foreign currencies, without prior approval from SAFE, by complying with certain procedural requirements.

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

Securities authorized for issuance under equity compensation plans

On June 6, 2009, the Board of Directors and the shareholders of the Company approved the Huiheng Medical, Inc. 2009 Share Plan (the “Plan”), under which employees and directors of the Company are eligible to receive direct awards of shares or grants of stock options (either Incentive Stock Options or Nonstatutory Stock Options, as determined by the administrator of the Plan at the time of grant).  The Plan replaces the Company’s 2007 Share Plan which expired under its terms since the 2007 Share Plan was never approved by the Company’s shareholders.  Under the Plan, 1,566,666 shares have been reserved, which is the same number of shares that was reserved under the Company’s 2007 Share Plan.  No awards were ever issued under the 2007 Share Plan prior to its expiration.  The following equity compensation table summarizes the foregoing:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	30,000	$5.00	1,536,666
Equity compensation plans not approved by security holders	—	—	—
Total	30,000	$5.00	1,536,666

Issuance of Unregistered Shares

During fiscal year ended December 31, 2009, we granted options to purchase an aggregate of 30,000 shares of common stock to one of our directors under the Plan at an exercise price of $5.00 per share for an aggregate purchase price of $150,000.  The options were issued under exemptions from registration pursuant to Regulation D of the Securities Act of 1933, as amended (“1933 Act”).

Item 6.  Selected Financial Data.

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

OVERVIEW

We are a China-based medical equipment company that develops, designs and markets radiation therapy systems used for the treatment of cancer.  We currently have five products: the Super Gamma System (“SGS”), the Body Gamma Treatment System (“BGTS”), OPEN Stereotactic Gamma-ray Radiotherapy System, the Head Gamma Treatment System (“HGTS”) and a multileaf collimator device (“MLC”) used in conjunction with a linear accelerator.

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

Our expansion plans include broadening our product offering.  Our research and development team is focused on developing and producing technologically advanced radiotherapy and GTS products.  We currently have 29 patents issued in the PRC, one patent in the U.S., one patent in the European Union, and additional patent applications pending.  Our SGS and BGTS products are approved for use in China by the State Food and Drug Administration (“SFDA”), an agency of the Ministry of Healthcare of the PRC.

Currently, the focus of our research and development efforts is on five main projects.  The first project is the development of next-generation SGS unit that will incorporate advanced radiotherapy technologies through the addition of an Image Guided System (“IGS”), which improves the targeting of the radiation beam through use of computer-generated images, and a Respiration Tracking System (“RTS”), which automatically adjusts the targeting of the radiation to compensate for the patient’s breathing.  The other major projects include the development of an integrated linear accelerator (“LINAC”) and multileaf collimator unit, another type of radiotherapy device that is used in less demanding applications, an advanced magnetic resonance imaging (“MRI”) device and an industrial LINAC unit used for, among other things, preserving food through irradiation.  These projects are in various stages of development.

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

Our sales have historically been achieved on a unit-by-unit basis.  We expect that in any given period a relatively small, and changing, number of third party investors will continue to account for a significant portion of our revenues.  For the fiscal year ended December 31, 2006, sales to our top three customers (all of whom were hospital equipment investors) accounted for 89% of our revenues.  For the year ended December 31, 2007, two customers (both of whom were hospital equipment investors) accounted for 76% of our revenues.  For the year ended December 31, 2008, three customers accounted for 84% of our revenues. For the year ended December 31, 2009, three customers accounted for 90% of our revenues.

We extend credit to our customers and often do not collect outstanding receivables on a timely basis.  The contracts covering the sale of our products provide for the customer to make a deposit at the time that the order is placed and to make progress payments at various stages of the manufacturing, shipping, installation and testing process, typically with the final 10% payment due 12 months after the customer accepts the product as meeting the specifications.  However, in the PRC we have rarely collected payments under those stated terms and our customers have historically made most of their payments following the installation of our units.  Our largest customer had an outstanding accounts receivable balance of $10.5 million as of December 31, 2009.  The delay in receipt of customer payments places pressure on our working capital requirements.  Legal action is available, but the time it takes and the outcome of any litigation is inherently uncertain, particularly in the PRC, where the civil justice system continues to evolve.  Should we be unable to collect on these accounts, it would reduce our liquidity and profitability.

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

TAXES AND INCENTIVES

The discussion of taxes that follows denotes financial obligations and thresholds in RMB, since that is the currency in which those amounts are measured.  These amounts have been translated into U.S. dollars using the exchange rate in effect on December 31, 2009.  The actual future value of taxes expressed in USD will vary depending upon future rates of exchange.

Allied Moral Holdings

Under the current laws of the British Virgin Islands, we are not subject to tax on our income or capital gains.  In addition, no British Virgin Islands withholding tax would be imposed on payments of dividends.

Changdu Huiheng

Under the current PRC laws, Changdu Huiheng is subject to the Enterprise Income Tax (“EIT”) and the Value Added Tax (“VAT”).  Changdu Huiheng is established in the western region of the PRC and, as such, it is currently subject to an EIT rate of 12%, compared to a statutory rate of 25% for most companies in China.  However, pursuant to an agreement with the Tibet Finance Bureau, Changdu Huiheng will be refunded any amounts of its annual EIT payment that exceed RMB$900,000 (US$131,916).  In addition, the Tibet Finance Bureau will refund Changdu Huiheng’s annual 31% business tax payment and its 38.75% VAT payment under the condition that the total annual business tax and the annual VAT owed exceed RMB$1 million (US$146,574) and RMB$1.5 million (US$ 219,861), respectively.  This tax incentive policy will be valid for 5 years from the commencement of the tax refund, which began in fiscal 2006.

Shenzhen Hyper

Shenzhen Hyper is classified as a high technology company and currently operates in an approved economic-technological development area.  As such, it is currently subject to an EIT rate of 18%, compared to a statutory rate of 25% for most companies in China.  Furthermore, this classification, according to local tax regulations, entitles Shenzhen Hyper to a tax-free period for two years, commencing on its first profitable year, and a 50% reduction in EIT for the following six years.  Although Shenzhen Hyper was profitable in 2007, accumulated losses from prior years eliminated its tax liability for 2007.  As a result, 2007 does not qualify as the first year of its tax-free period according to local tax regulations.  Shenzhen Hyper began the first year of its tax-free period in 2008.

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

The VAT refund is recorded as part of revenues under U.S. GAAP.  For the fiscal year ended December 31, 2009, the VAT refunds that we applied for in 2008 were booked as revenue.

Wuhan Kangqiao

Wuhan Kangqiao is classified as a high technology company in Wuhan, and currently operates in an approved economic-technological development area.  As such, it was subject to an EIT rate of 15% before 2009, compared to a statutory rate of 25% for most companies in China; however, the local tax regulation is revised this year and Wuhan Kangqiao has to apply for high technology company of China as to obtain the new tax preference.  For the application result is still unknown, the tax rate of Wuhan Kangqiao comes back to 25% in 2009.

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

Intangible assets are stated at cost, representing the fair value at the time such intangibles were contributed to the Company by the minority owner of a subsidiary in exchange for equity interests.  Fair value was supported by cash contributed contemporaneously by another investor.  Intangible assets are carried net of accumulated amortization and impairment losses.  Amortization expense is recognized on the straight-line basis over the estimated respective useful lives of these intangible assets.

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

Research and development costs are charged to expense as incurred.  Research and development costs mainly consist of remuneration for the research and development staff and material costs for research and development.  The Company incurred $485,290 and $472,919 for the years ended December 31, 2009 and 2008, respectively.

(l)	Income Taxes

The Company accounts for income taxes under ASC740 “Income Taxes.”  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the year that includes the enactment date.

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

(m)	Retirement and Other Postretirement Benefits

Contributions to retirement schemes are compulsory and are charged to consolidated statements of operations as general and administrative expenses when the related employee service is provided.  The Company does not have a separate retirement benefit scheme for any employees.

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

(o)	Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the year.  The related transaction adjustments are reflected in “Accumulated other comprehensive income/(loss)” in the stockholders’ equity section of the Company consolidated balance sheet.

The average monthly exchange rates for year ended December 31, 2009 and the closing rate as of December 31, 2009 were RMB$6.8303 and RMB$6.8270 to one USD, respectively.  The average monthly exchange rates for year ended December 31, 2008 and the closing rate as of December 31, 2008 were RMB$6.9351 and RMB$6.8225 to one USD, respectively.

(p)	Deferred Offering Costs

Deferred offering costs are those costs directly attributable to the Company’s proposed public offering.  Such costs consist principally of professional fees.  Deferred costs accumulated through December 31, 2008 were charged to operations in 2009 as the Company’s proposed offering was deemed unsuccessful.

(q)	Comprehensive Income

The Company has adopted ASC 220 “Comprehensive Income.”  This statement establishes rules for the reporting of comprehensive income and its components.  Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statements of Income and the Consolidated Statement of Stockholders’ Equity.

(r)	Financial Instruments with Characteristics of both Liabilities and Equity

The Company accounts for its Series A Preferred Stock in accordance with ASC 480 “Distinguishing Liabilities from Equity” and ASC 815 “Derivatives and Hedging.”  We have determined that our Series A Preferred Stock is not mandatorily redeemable.  Accordingly, the Company accounts for the Preferred stock as permanent equity.

(s)	Non-controlling interest in consolidated financial statements

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

(t)	Impact of New Accounting Standards

We describe below recent pronouncements that have had or may have a significant effect on our financial statements.  We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or disclosures.

In June 2009, the FASB issued Updates No. 2009-01, which establishes the FASB Accounting Standards Codification TM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP).  The Codification is effective for interim and annual periods ending after September 15, 2009.  We adopted the Codification when referring to GAAP in this report on Form 10-K for the fiscal period ending December 31, 2009.  The adoption of the Codification did not have an impact on our consolidated results.

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

In December 2007, the FASB issued revised authoritative guidance for business combinations, which establishes principles and requirements for how the acquirer in a business combination: i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This guidance is set forth in Topic 805 in the Accounting Standards Codification (ASC 805).  This accounting standard is effective for fiscal years beginning after December 15, 2008.  We adopted ASC 805 and the adoption of ASC 805 did not have a material impact on our consolidated financial position, results of operations or cash flows as of the date of adoption.  ASC 805 will be applied to any future business combinations.

In December 2008, ASC 715 “Retirement Benefits” was issued.  This statement amends SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to require additional disclosure in sponsor’s financial statements about pension plan assets, obligations, benefit payments, contributions and net benefit cost and other postretirement benefits.  The requirements of this statement are effective for the Company for the fiscal year ending January 31, 2010.  Since this statement only pertains to disclosures in the notes to consolidated financial statements, it will not impact the Company’s consolidated financial position and results of operations.

In June 2009, the FASB issued ASC 105 “Generally Accepted Accounting Principles.”  ASC 105 establishes the FASB Accounting Standards Codification TM (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  ASC 105 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009, which corresponds to the Company’s second quarter of fiscal 2010.  When effective, the Codification will supersede all existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Following ASC 105, the FASB will not issue new standards in the form of Statements, FASB Staff  Positions, or Emerging Issues Task Force Abstracts.  Instead, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification.  The adoption of ASC 105 will not have an impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued authoritative guidance that amends existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenue based on those separate deliverables.  The guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance and is required to be applied prospectively to new or significantly modified revenue arrangements.  This guidance, for which the Company is currently assessing the impact on its financial condition and results of operations, will become effective for the Company on January 1, 2011.

In January 2010, the FASB issued authoritative guidance intended to improve disclosures about fair value measurements.  The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3).  Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3).  This guidance is effective for interim and annual periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010.  As this guidance provides only disclosure requirements, the adoption of this guidance will not impact the Company’s financial condition or results of operations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Incentive Share and After-tax Profit Targets

As an additional payment under the Allied Moral Holdings Securities Exchange Agreement, the previous holders of common stock of Allied Moral Holdings will be issued, on an all or none basis, 309,525 shares of common stock each year over three years (up to an aggregate of 928,575 shares of common stock), if on a consolidated basis, the Company has after-tax profits in the following amounts for the indicated periods:

Years Ending December 31,	After-tax Profit in USD
2009	18,500,000	*
2010	26,200,000
2011	34,060,000

* This after-tax profit goal was not achieved in the fiscal year ending December 31, 2009.

OUR SELECTED RESULTS OF OPERATIONS

Operating revenues

For the year ended December 31, 2009, revenues were $10.63 million, a decrease of $1.66 million, or 14%, compared to $12.29 million for the prior year.  This decrease was due to less revenue from product sales and tax refunds and subsidies in 2009 compared with 2008.  The next two paragraphs discuss these changes in greater detail.

Total revenues from product sales were $3.46 million for 2009, a decrease of $2.16 million or 39%, compared to $5.62 million for the prior year.  In 2009, we sold 3 units and in 2008 we sold a total of 6 units.  This decrease in unit sales and revenues in 2009 compared with 2008 was due in part to certain customers delaying the installation of their units for various reasons.  As the contracts underlying these unit sales have not been cancelled, we believe that the sales will be made some time in the near future.

Total revenues from services were $5.92 million for 2009, an increase of $0.40 million or 7.4%, compared to $5.52 million for the prior year.  For the years ended December 31, 2008 and 2009, we managed the same number of service contracts.  The increase in revenue was due to the appreciation of the RMB against the USD over the period.

Of the $10.63 million of revenues, approximately $1.25 million related to tax refunds and subsidies, an increase of approximately $0.09 million or 7.6% compared with the $1.16 million in tax refunds and subsidies for the prior year.  The increase in tax refunds and subsidies was due to our receipt of additional refunds and subsidies from 2007, in 2009.

Revenue Backlog

Revenue backlog represents the total amount of unrecognized revenue associated with existing purchase orders for our products.  Any deferral of revenue recognition is reflected in an increase in backlog as of the end of that period.  The backlog as of December 31, 2009 amounted to $11.76 million, representing an increase of 18%, compared to $9.97 million as of December 31, 2008.  The increase in backlog was due to an increased demand from customers as well as delays in the government approval process which caused some of the units to stay in our backlog longer than we expected.

These purchase orders are not cancelable and we expect them to be installed in 2010 and 2011.

Cost of revenues

The total cost of revenues amounted to $2.35 million for the year ended December 31, 2009, a decrease of $0.44 million or 16%, compared to $2.79 million for the prior year.  The decrease was due to a decrease in the number of units sold in 2009 compared with 2008.

Gross margin

As a percentage of total revenues, the overall gross margin increased to 77.87% for the year ended December 31, 2009 from 77.27% for the prior year.  The increase in the gross margin was due to higher margin service revenues accounting for a larger percentage of total revenues in 2009 compared to 2008.

Operating expenses

Sales and marketing expenses.  Sales and marketing expenses consist primarily of salaries and related expenses for personnel engaged in sales, marketing and customer support functions and costs associated with advertising and other marketing activities.

Sales and marketing expenses were approximately $316,000 for the year ended December 31, 2009, an increase of 39.6%, or roughly $90,000 compared to approximately $227,000 for the prior year.  The increase was due to the Company increasing its sales personnel and due to increased marketing expenses related to international sales in 2009.

We expect that our selling expenses will remain at or increase above the 2009 levels as we increase our efforts to expand sales, particularly internationally, where our brand is not as well known, and the resulting resources devoted to establish a presence in new markets will be greater.

General and administrative expenses.  General and administrative expenses consist primarily of salaries and benefits and related costs for our administrative personnel and management, fees and expenses of our outside advisers, including legal, audit and valuation expenses, expenses associated with our administrative offices.  General and administrative expenses amounted to approximately $3.35 million for the year ended December 31, 2009, a decrease of roughly $0.8 million compared to approximately $4.15 million for the prior year, representing a decrease of 19.3%.  The decrease in general and administrative expenses was due primarily to that partial allowance for doubtful accounts of $0.9 million at of the end of 2008 that was eliminated as the Company has collected these amounts.

Research and development expenses.  Research and development expenses include employee compensation, materials consumed and experiment expenses for specific new product research and development, and any expenses incurred for basic research on advanced technologies.  Research and development expenses were $485,290 for the year ended December 31, 2009, compared to $472,920 for the prior year.  This was due to new product development, including the development of our MLC, linear accelerator and SGS-I+ device.

Income tax provision

Our effective tax rate was 16.27% for the year ended December 31, 2009, compared to 16.69% for the year ended December 31, 2008.  This small decrease in effective tax rate resulted from a combination of factors.  The tax rate payable at each level of our operations is different.  In 2009, the tax rate payable at Changdu Huiheng is 12%, Wuhan Kangqiao is 25%, and Shenzhen Hyper is 9%.  In 2008, the tax rate payable at Changdu Huiheng was 10%, at Wuhan Kangqiao was 25% and at Shenzhen Hyper was 0%.  The effective tax rate is the result of a combination of taxes paid in different items and at different levels.  Although the effective tax rate increased, comprehensive tax paid decreased to $671,000 in 2009 from $774,000 in 2008 as a result of lower revenues in 2009 compared with 2008.

Net income

For the year ended December 31, 2009, the Company’s net income amounted to $3.64 million, a decrease of $0.37 million or 9% compared to $4.01 million for the prior year.  This decrease was attributable primarily to the decrease in product sales as described in “Operating revenues” paragraph above.

Comprehensive Income

For the year ended December 31, 2009, the Company’s comprehensive income amounted to $3.44 million, a decrease of $1.59 million or 32% compared to $5.03 million for the prior year.  The decrease was due to a decrease in net income and foreign currency translation adjustments over the period.

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

As of December 31, 2009, the Company had total assets of $27.11 million.  Our cash totaled $0.09 million, accounts receivable totaled $16.50 million, prepayment and other receivables totaled $3.31 million and inventories totaled $1.36 million.  Working capital was approximately $18.32 million.

Comparison of years ended December 31, 2008 and 2009

Net cash from operating activities totaled a negative of $565,956 for the year ended December 31, 2009, a further decrease of $307,916 compared to a negative cash flow of $258,040 for the prior year.  This decrease resulted primarily from the following changes in the operating assets and liabilities:

	$5.72 million increase in accounts receivables;

	$6,548 increase in inventories;

	$0.7 million decrease in prepayments and other receivables;

	$11,633 increase in accounts payable;

	$368,201 increase in tax payable; and

	$257,995 increase in accrued expenses and other current liabilities.

Net cash (used in) provided by investing activities was ($358,401) and $30,907 for the years ended December 31, 2009 and 2008, respectively.

Cash flows from (used in) financing activities was nil for the year ended December 31, 2009 and ($460,000) for the year ended December 31, 2008.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

Our financial statements are annexed to this report beginning on page F-1.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009.  Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rules 13a-15(f).  The Company’s internal control system is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

We believe that our consolidated financial statements for the year ended December 31, 2009 included in this report fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  The Company’s internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table and text set forth the names and ages (as of December 31, 2009) of all of our directors and executive officers.  The Board of Directors is comprised of only one class.  All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.  Except for Mr. Huang being the brother-in-law of Mr. Hui and Mr. Hui Yang being the nephew of Mr. Hui, there are no family relationships among directors and executive officers.

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

Name	Age	Position
Hui Xiaobing	56	Chairman and CEO
Huang Jian	53	Vice President and Director
Hui Yang	41	Former Corporate Secretary (resigned June 6, 2009)
Richard Shen	44	Chief Financial Officer, Current Corporate Secretary
Cui Zhi	40	Chief Technology Officer
Tang Shucheng	47	Director of Marketing
Li Daxi	62	Director

Hui Xiaobing, Chairman of the Board and Chief Executive Officer

Mr. Hui currently serves as our Chairman of the Board and Chief Executive Officer, positions he has held (including with Allied Moral) since the inception of that company in 2006, and Chairman of the Board and Chief Executive Officer of Changdu Huiheng, positions he has held since 2005.  In addition, Mr. Hui has been the Chief Executive Officer of Huiheng Industry since 2004.  Mr. Hui also served from 1999 to 2006 as the President and Chairman of the Board of Shenzhen OUR Technology Co., Ltd., the pioneer of the radiotherapy industry in China.  He is the former CEO of Everbright Securities, a major Chinese financial institution.  Mr. Hui holds a Masters degree in Regional Economics from Tongji University.

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

Hui Yang, Former Corporate Secretary (Resigned June 6, 2009)

Mr. Hui Yang was appointed as our Corporate Secretary in August 2008, and resigned from the position on June 6, 2009.  Before that, he served since 2001 as chief financial officer of Shenzhen Hyper, a subsidiary of Huiheng.  Before joining Shenzhen Hyper, Mr. Hui was a manager of International Settlement Department for China Everbright Bank from 1997 through 2000.  Mr. Hui obtained his undergraduate degree from Zhejiang University, where he majored in International Finance, and received a master’s degree in Economic Law from Xian Jiaotong University.

Richard Shen, Chief Financial Officer, Current Corporate Secretary

Mr. Shen serves as our Chief Financial Officer and, as of June 6, 2009, also serves as the Company’s Corporate Secretary.  In addition, he is also a managing partner of Sunlight Investment Limited, an asset management and investment consultant business, where he has served since 2005.  From 2002 through 2005, Mr. Shen was a Vice President and Director of New Tech & Telecom Investment Limited.  Previously, he served as the General Manager of Touchstone Investment Limited.  Mr. Shen received his MBA from York University in Toronto, Canada.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of our directors or executive officers were involved in any of the following: (1) any federal or state bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Nominations to the Board of Directors

There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

Our Board of Directors has established an Audit Committee in accordance with section 3(a)(58)(A) of the Exchange Act, which currently consists of Li Daxi, Hui Xiaobing and Huang Jian.  Dr. Li Daxi satisfies the independence requirements established by the Nasdaq Marketplace Rules.  The Audit Committee conducts an annual review of the committee’s overall performance.  The primary purpose of the Audit Committee is to oversee our accounting and financial reporting processes and the function of the Audit Committee includes retaining our independent auditors, reviewing their independence, reviewing and approving the planned scope of our annual audit, reviewing and approving any fee arrangements with our auditors, overseeing their audit work, reviewing and pre-approving any non-audit services that may be performed by them, reviewing the adequacy of accounting and financial controls, reviewing our critical accounting policies and reviewing and approving any related party transactions.  The Audit Committee held one meeting during the fiscal year ended December 31, 2009.

Audit Committee Financial Expert

Our Board of Directors has determined that Li Daxi is an “audit committee financial expert,” as defined in the rules of the SEC.  As disclosed above, Li Daxi is “independent,” as defined by the Nasdaq Marketplace rules.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth the information, on an accrual basis, with respect to the compensation of our and Allied Moral’s executive officers for the fiscal years ended December 31, 2008 and December 31, 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings	All Other Compen- sation ($)	Total ($)
Hui Xiaobing,	2009	$56,284	0	0	0	0	0	0	$56,284
Chief Executive Officer	2008	$56,284	0	0	0	0	0	0	$56,284

Huang Jian,	2009	$35,178	0	0	0	0	0	0	$35,178
Vice President	2008	$35,178	0	0	0	0	0	0	$35,178

Richard Shen	2009	$37,333	0	0	0	0	0	0	$37,333
Chief Financial Officer and Corporate Secretary	2008	$52,766	0	0	0	0	0	0	$52,766

Employment Agreements

None of our executive officers have employment agreements with us.

Equity Awards

During the last fiscal year, neither we nor Allied Moral have granted any stock options or Stock Appreciation Rights (“SARS”) to any executive officers or other individuals listed in the table above.  No long term incentive awards were granted in the last fiscal year.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers, directors or employees have exercised options or SARs during the last fiscal year.  There are no outstanding SARS for any executive officer or person listed in the table above.

Stock Option Plan

As discussed previously, on June 6, 2009, the Board of Directors and the shareholders of the Company approved the Huiheng Medical, Inc. 2009 Share Plan (the “Plan”), under which employees and directors of the Company are eligible to receive direct awards of shares or grants of stock options (either Incentive Stock Options or Nonstatutory Stock Options, as determined by the administrator of the Plan at the time of grant).  The Plan replaces the Company’s 2007 Share Plan which expired under its terms since the 2007 Share Plan was never approved by the Company’s shareholders.  Under the Plan, 1,566,666 shares have been reserved, which is the same number of shares that was reserved under the Company’s 2007 Share Plan.  No awards were ever issued under the 2007 Share Plan prior to its expiration.

Compensation of Directors

Each director (other than the Chair of the Compensation Committee or Audit Committee) will receive $3,000 per month and a stock option to purchase 30,000 shares vesting quarterly over a period of three years.  The Chair of the Compensation Committee will receive $3,500 per month and options for 36,000 shares (with the same vesting schedule as the other directors) and the Chair of the Audit Committee will receive $4,000 per month and options for 36,000 shares (with the same vesting schedule as the other directors).  While the Company has agreed to compensate our outside directors for their service through a combination of cash and stock options, as noted above, in addition to the reimbursement of their expenses incurred in performing their duties, we have not made any payment to our directors nor have we awarded any stock options in 2009 except as noted below.

In June 2009, the Company granted the independent director a non-statutory stock option to purchase 30,000 shares under the Plan with an exercise price of $5.00 per share subject to a vesting schedule.

The following table sets forth compensation paid to our non-executive directors for the fiscal year ended December 31, 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Li Daxi	$21,000	$—	$	—(1)	$—	$—	$—	$21,000

(1) As of December 31, 2009, the number of option awards outstanding and attributable to Dr. Li Daxi totaled 30,000. The exercise price of $5.00 per share was greater than the $0.30 per share closing price for a share of Company common stock on the date of grant.  The options are subject to vesting and as of December 31, 2009, 7,500 out of the 30,000 option awards had vested.   In light of the higher exercise price than the closing price on the date of the grant, the amount of the option awards recognized for financial statement reporting purposes for the year ended December 31, 2009 in accordance with FASB ASC Topic 718 was determined to be immaterial.

Defined benefit or actuarial plan disclosure

As required by Chinese law, our Chinese subsidiaries contribute 10% of an individual employee’s monthly salary to pension insurance.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Exchange Act as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable.

As of March 31, 2010, we had a total of 13,935,290 shares of common stock outstanding and 220,467 shares of Series A Preferred Stock issued and outstanding.  As a class the Series A Preferred Stock is convertible into 2,315,785 shares of our common stock.

Common Stock

The following table sets forth, as of March 31, 2010: (a) the names and addresses of each beneficial owner of more than five percent of our common stock known to us, the number of shares of common stock beneficially owned by each such person, and the percent of our common stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares our common stock beneficially owned, and the percentage of our common stock so owned, by each such person, and by all of our directors and executive officers as a group.  Unless otherwise indicated, the business address of each of our directors and executive offices is c/o Huiheng Medical, Inc., Huiheng Building, Gaoxin 7 Street South, Keyaunnan Road, Nanshan District, Shenzhen Guangdong, P.R. China 51807.  Each person has sole voting and investment power with respect to the shares of our common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner (Includes Management)	Shares Owned Beneficially		Percentage Ownership

Hui Xiaobing (1)	11,750,000		84.44%

Huang Jian	0		*

Hui Yang	0

Richard Shen	0		*

Cui Zhi	0		*

Tang Shucheng	0		*

Li Daxi	10,000	(2)	*

All Officers & Directors as a Group (7 people)	11,760,000		84.44%

* Individual owns less than 1% of our securities.

(1)           Includes shares held by Clear Honest International Limited, a company controlled by Mr. Hui Xiaobing, Chief Executive Officer of Huiheng.

(2)           Represents stock options exercisable at March 31, 2010 or within sixty (60) days of March 31, 2010.

Preferred Stock

The following table sets forth, as of March 31, 2010: the names and addresses of each beneficial owner of more than five percent of our Series A Preferred Stock known to us, the number of shares of preferred stock beneficially owned by each such person, the percent of the preferred stock so owned, and the number of shares of common stock issuable upon conversion of the preferred stock.  To our knowledge, none of our directors or executive officers have any direct or beneficial ownership interest in shares of preferred stock or shares of common stock issuable upon conversion of the preferred stock:

Name and Address	Shares Beneficially Owned	Percentage Ownership	Shares of Common Stock Issuable on Conversion

Chardan China Investments, LLC 625 Broadway, Ste. 1111 San Diego, CA 92101	52,667	23.89%	553,224

Platinum Partners Value Arbitrage Fund, L.P. (conversion in 2008, needs update) 152 West 57th St. New York, NY 10019	48,988	22.22%	514,580

Kenneth Greif 240 Maple Street Englewood, NJ 07631	20,000	9.07%	210,084

Atlas Master Fund, Ltd 135 East 57th St. New York, NY 1002	15,807	6.84%	166,040

Securities Authorized for Issuance under Equity Compensation Plans

Please see Item 5 for this information.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

None.

Director Independence

Mr. Li Daxi is an independent director, as determined by Rule 4200 of the National Association of Securities Dealers’ (NASD) listing standards.  A Director is considered independent if the Board affirmatively determines that the Director (or an immediate family member) does not have any direct or indirect material relationship with us or our affiliates or any member of our senior management or his or her affiliates.  The term “affiliate” means any corporation or other entity that controls, is controlled by, or under common control with us, evidenced by the power to elect a majority of the Board of Directors or comparable governing body of such entity.  The term “immediate family member” means spouse, parents, children, siblings, mothers- and fathers-in-law, sons- and daughters-in law, brothers- and sisters-in-laws and anyone (other than domestic employees) sharing the Director’s home.

Item 14.  Principal Accounting Fees and Services.

Relationship with Independent Registered Public Accounting Firm

Our Audit Committee has responsibility for the appointment, compensation and oversight of the work of our independent registered public accounting firm, UHY Vocation HK CPA Limited (“UHY”).  We retained the firm of UHY as our Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2009.  We have appointed UHY as our independent registered public accounting firm for our fiscal year 2010.

Audit Fees

For the fiscal years ended 2009 and 2008, the aggregate fees billed for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-Q and the services provided in connection with the statutory and regulatory filings or engagements for those fiscal years and registration statements filed with the SEC were $120,000 and $115,000, respectively.

Audit-Related Fees

For the fiscal years ended December 31, 2009 and 2008, there were no fees billed for the audit or review of the financial statements that are not reported above under Audit Fees.

Tax Fees

For the fiscal years ended December 31, 2009 and 2008, fees billed for tax compliance services were $13,270 and $13,020 respectively.

All Other Fees

For the fiscal years ended December 31, 2009 and 2008, there were no fees billed for services other than services described above.

Audit Committee Approval of Audit and Non-Audit Services of Independent Accountants

The Audit Committee approves all audit and non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services and other services.  The independent accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent accountants, and the fees for the services performed to date.

Item 15.  Exhibits, Financial Statements and Schedules.

The following documents are filed as part of this Annual Report:

(a)           Financial Statements:

(b)           Exhibits:

Exhibit No.	Document Description
3.1	Articles of Incorporation, as revised (incorporated by reference to the exhibit to the registrant’s annual report on Form 10-KSB filed with the SEC on April 10, 2008)
3.2	Amended and Restated By-Laws (incorporated by reference to the exhibit to the registrant’s annual report on Form 10-KSB filed with the SEC on April 10, 2008)
4.1
Amended and Restated Certificate of Designations of Rights and Preferences of the Series A 7% Convertible Preferred Stock (incorporated by reference to the exhibit to the registrant’s current report on Form 8-K filed with the SEC on January 16, 2008)

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to the exhibit to the registrant’s current report on Form S-1 filed August 29, 2008)
10.1	Securities Exchange Agreement dated May 15, 2007 (incorporated by reference to the exhibit to the registrant’s current report on Form 8-K filed with the SEC on May 15, 2007)

Exhibit No.	Document Description
10.2	Stock Purchase Agreement dated September 1, 2006 (incorporated by reference to the exhibit to the registrant’s annual report on Form 10-KSB filed with the SEC on February 28, 2007)
10.3	Office Lease (incorporated by reference to the exhibit to the Amendment No. 1 to Form SB-2 filed with the SEC on December 5, 2007)
10.4
Investors’ Right Agreement among Allied Moral Holdings and the purchasers of Series A Preferred Stock (incorporated by reference to the exhibit to the Amendment No. 2 on Form S-1 to Form SB-2 filed with the SEC on July 7, 2008)

10.5	Amendment to Investors’ Rights Agreement (incorporated by reference to the exhibit to the Amendment No. 2 on Form S-1 to Form SB-2 filed with the SEC on July 7, 2008)
10.6
Capital Contribution Transfer Agreement between Shenzhen Huiheng Industry Co., Ltd. and Allied Moral Holdings Limited dated August 21, 2006 (incorporated by reference to the exhibit to the Amendment No. 2 on Form S-1 to Form SB-2 filed with the SEC on July 7, 2008)

10.7
Capital Contribution Transfer Agreement between Shenzhen Huiheng Industry Co., Ltd. and Tibet Changdu Huiheng Development Co., Ltd. dated February 25, 2006 (incorporated by reference to the exhibit to the Amendment No. 2 on Form S-1 to Form SB-2 filed with the SEC on July 7, 2008)

10.8
Capital Contribution Transfer Agreement between Hui Xiaobing and Tibet Changdu Huiheng Development Co., Ltd. dated February 25, 2006 (incorporated by reference to the exhibit to the Amendment No. 2 on Form S-1 to Form SB-2 filed with the SEC on July 7, 2008)

10.9
Creditor’s Rights and Liability Confirmation Agreement, dated  January 3, 2008 (incorporated by reference to the exhibit to the Amendment No. 2 on Form S-1 to Form SB-2 filed with the SEC on July 7, 2008)

10.10
Letter Agreement between Allied Moral Holdings Limited and Clear Honest International Co. Ltd., dated January 5, 2008 (incorporated by reference to the exhibit to the Amendment No. 2 on Form S-1 to Form SB-2 filed with the SEC on July 7, 2008)

10.11
Letter Agreement between Shenzhen Huiheng Industry Co., Ltd. and Tibet Changdu Huiheng Development Co., Ltd. dated January 5, 2008 (incorporated by reference to the exhibit to the Amendment No. 2 on Form S-1 to Form SB-2 filed with the SEC on July 7, 2008)

10.12	Huiheng 2009 Share Plan (incorporated by reference to the exhibit to the registrant’s current report on Form 8-K filed with the SEC on June 10, 2009)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Huiheng Medical, Inc.,
a Nevada corporation

By:  /s/ Hui Xiaobing

Hui Xiaobing
President and Chief Executive Officer
Date: April 14, 2010

Pursuant to the requirements of the Securities Act of 1933, as amended, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.

Signature(s)	Title(s)	Date

/s/ Hui Xiaobing	Chairman and CEO
Hui Xiaobing	(Principal Executive Officer)	April 14, 2010

/s/ Richard Shen	Chief Financial Officer
Richard Shen	(Principal Financial and Accounting Officer)	April 14, 2010

/s/ Huang Jian
Huang Jian	Director	April 14, 2010

/s/ Li Daxi
Li Daxi	Director	April 14, 2010

HUIHENG MEDICAL, INC.

DECEMBER 31, 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2

Consolidated Statements of Income for the Years Ended December 31, 2009 and 2008	F-3

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2009 and 2008	F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008	F-5

Notes to the Consolidated Financial Statements	F-6 to F-22

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS
HUIHENG MEDICAL INC.

We have audited the accompanying consolidated balance sheets of Huiheng Medical Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Huiheng Medical Inc. as of December 31, 2009 and 2008, the consolidated results of its operations and its consolidated cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY Vocation HK CPA Limited

UHY VOCATION HK CPA LIMITED

Hong Kong, the People’s Republic of China
March 31, 2010

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
( IN US DOLLARS)

ASSETS	December 31,
	2009	2008
CURRENT ASSETS:
Cash	$84,962	$1,019,176
Accounts receivable, net of allowance for doubtful accounts of $897,319 and $743,584	16,499,819	10,978,419
Prepaid expenses and other receivables, net of allowance for doubtful accounts of $732,386 and $732,869	3,307,255	4,008,810
Inventories	1,359,900	1,353,352
Total Current Assets	21,251,936	17,359,757

INVESTMENT IN AFFILIATE	43,152	45,194

PROPERTY, PLANT AND EQUIPMENT	2,520,787	2,643,022

LAND USE RIGHT, NET	939,575	—

INTANGIBLE ASSETS	777,086	860,175

OTHER RECEIVABLES, net of current portion	1,582,093	1,666,684

DEFERRED OFFERING COSTS	—	460,209

Total Assets	$27,114,629	$23,035,041

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$844,539	$832,906
Amount due to related party	24,560	24,577
Income tax payable	389,632	21,431
Accrued liabilities and other payables	1,676,639	1,418,644
Total Liabilities, all current	2,935,370	2,297,558

EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; Designated 300,000 shares of Series A convertible preferred stock; 220,467 and 229,133 shares issued and outstanding with liquidation preference of $8,267,513 at December 31, 2009	220	229
Common stock, $0.001 par value; 74,000,000 shares authorized; 23,635,290 shares issued, 13,935,290 and 13,844,254 shares outstanding	13,935	13,844
Additional paid-in capital	7,498,086	7,498,086
Retained earnings	13,799,481	10,159,147
Accumulated other comprehensive income
Foreign currency translation gain	1,756,510	1,767,573
Non controlling interests	1,111,027	1,298,604
Total Equity	24,179,259	20,737,483
Total Liabilities and Equity	$27,114,629	$23,035,041

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN US DOLLARS)

	For the year ended December 31,
	2009	2008

REVENUES	$10,632,326	$12,293,641

COST OF REVENUES	2,353,088	2,794,859

GROSS PROFIT	8,279,238	9,498,782

OPERATING EXPENSES:
Sales and marketing expenses	316,247	226,525
General and administrative expenses	3,351,201	4,154,539
Research and development costs	485,290	472,919

Total Operating Expenses	4,152,738	4,853,983

OPERATING INCOME	4,126,500	4,644,799

OTHER (EXPENSES) / INCOME:
Interest income	375	1,303
Equity in loss of affiliate	(2,012)	(6,371)

Total Other (Expenses) / Income	(1,637)	(5,068)

NET INCOME BEFORE INCOME TAXES	4,124,863	4,639,731

INCOME TAXES	671,078	774,259

NET INCOME	3,453,785	3,865,472

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	186,631	146,154

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	3,640,416	4,011,626

EARNINGS PER SHARE
- Basic	$0.26	$0.29

- Diluted	$0.22	$0.25

Weighted Common Shares Outstanding
- Basic	13,918,771	13,754,118

- Diluted	16,251,113	16,251,113

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN US DOLLARS)

	Series A Preferred Stock
	$0.001 Par Value		Common Stock, $0.001 Par Value		Additional		Accumulated Other		Total
	Number of		Number of		Paid-in	Retained	Comprehensive	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	interest	Equity
Balance, December 31, 2007	266,666	$267	13,450,000	$13,450	$7,498,086	$6,147,877	$698,216	$1,353,511	$15,711,407
Comprehensive income:
Net income / (loss)	—	—	—	—	—	4,011,626	—	(146,154)	$3,865,472
Foreign currency translation gain	—	—	—	—	—	—	1,069,357	91,247	1,160,604
Total comprehensive income	—	—	—	—	—	—	—	—	5,026,076
Conversion of stock	(37,533)	(38)	394,254	394	—	(356)	—	—	—

Balance, December 31, 2008	229,133	229	13,844,254	13,844	7,498,086	10,159,147	1,767,573	1,298,604	20,737,483
Comprehensive income:
Net income / (loss)	—	—	—	—	—	3,640,416	—	(186,631)	$3,453,785
Foreign currency translation loss	—	—	—	—	—	—	(11,063)	(946)	(12,009)
Total comprehensive income	—	—	—	—	—	—	—	—	3,441,776
Conversion of stock	(8,666)	(9)	91,036	91	—	(82)	—	—	—

Balance, December 31, 2009	220,467	$220	13,935,290	$13,935	$7,498,086	$13,799,481	$1,756,510	$1,111,027	$24,179,259

See accompanying notes to the consolidated financial statements

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN US DOLLARS)

	For the years ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$3,453,785	$3,865,472
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation of property, plant and equipment	253,991	253,891
Write off of deferred offering costs	460,209	—
Amortization of intangible assets	82,483	81,236
Amortization of prepaid land lease	17,569	—
Allowance for doubtful accounts	375,679	—
Reversal of allowance for doubtful accounts	(907,720)	—
Equity in loss of affiliate	2,012	6,371
Deferred taxes	—	26,383
Changes in assets and liabilities:
Accounts receivable	(5,721,391)	(2,938,404)
Prepaid expenses and other receivables	786,146	(1,201,146)
Inventories	(6,548)	(281,739)
Accounts payable	11,633	118,069
Income tax payable	368,201	(186,229)
Amounts due from related parties	—	688,699
Accrued liabilities and other payables	257,995	(690,643)
Net cash used in operating activities	(565,956)	(258,040)
Cash flows from investing activities:
Capital expenditures on addition of property, plant and equipment	(134,207)	(129,528)
Repayment of advance to third parties	541,704	195,236
Repayment of advances to related party	732,032	64,199
Repayment of advance from related party	—	(100,000)
Advance to third party	(541,704)	—
Payment for land use right	(956,226)	—
Net cash (used in) / from investing activities	(358,401)	29,907
Cash flows used in financing activities:

Deferred offering costs	—	(460,209)

Net cash used in financing activities	—	(460,209)
Net decrease in cash	(924,357)	(688,342)
Effect on change of exchange rates	(9,857)	840,933
Cash as of January 1	1,019,176	866,585
Cash as of December 31	$84,962	$1,019,176
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest paid	$—	$—
Income tax paid	$303,041	$971,600

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2009

NOTE 1 - ORGANIZATION AND OPERATIONS

Huiheng Medical, Inc. (“the Company” or “Huiheng”), formerly known as Mill Basin Technologies, Limited (“Mill Basin”), is a China-based medical device company that, through its subsidiaries, designs, develops and markets radiation therapy systems used for the treatment of cancer.  The Company is a Nevada holding company and conducts all of its business through operating subsidiaries in China.

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
December 31, 2009

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The consolidated financial statements include all accounts of the Company and its wholly-owned and majority-owned subsidiaries.  All material inter-company balances and transactions have been eliminated.

Summary of significant accounting policies

Estimates

The preparation of the financial statements in accordance with US GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the years.  Significant items subject to such estimates and assumptions include the recoverability of the carrying amount and the estimated useful lives of long-lived assets; valuation allowances for receivables and realizable values for inventories.  Actual results could differ from those estimates in consolidation.

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts, sales returns, trade discounts and value added tax.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial conditions.  The Company provided an allowance of $897,319 and $743,584 for doubtful accounts, respectively as of December 31, 2009 and December 31, 2008.

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

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2009

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

Summary of significant accounting policies (…/Cont’d)

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

Land use right

Land use right is recorded at cost less accumulated amortization.  Under ASC 350 “Intangibles, Goodwill and Other,” land use right is classified as a definite lived intangible asset and is amortized over its useful life.  According to the laws of the PRC, the government owns all of the land in the PRC.  Companies or individuals are authorized to possess and use the land only through land use rights granted by  the PRC government.  The Company’s land use right is amortized using the straight-line method over the lease term of 50 years.

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

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2009

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

Summary of significant accounting policies (…/Cont’d)

Impairment of long-lived assets

Long-lived assets, which include tangible assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of, if any, are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  At December 31, 2009 and 2008, the Company determined that there was no impairment of value.

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

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2009

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

Summary of significant accounting policies (…/Cont’d)

Revenue recognition (…/Cont’d)

(i)           Sales of medical equipment (…/Cont’d)

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

Research and development costs

Research and development costs are charged to expense as incurred.  Research and development costs mainly consist of remuneration for the research and development staff and material costs for research and development.  The Company incurred $485,290 and $472,919 for the year ended December 31, 2009 and 2008, respectively.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2009

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

Summary of significant accounting policies (…/Cont’d)

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

The average monthly exchange rates for year ended December 31, 2009 and the closing rate as of December 31, 2009 were Rmb 6.8303 and Rmb 6.8270 to one USD, respectively.The average monthly exchange rates for year ended December 31, 2008 and the closing rate as of December 31, 2008 were Rmb 6.9351 and Rmb 6.8225 to one USD, respectively.

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

Comprehensive income

The Company has adopted ASC 220 “Comprehensive Income.”  This statement establishes rules for the reporting of comprehensive income and its components.  Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statements of Income and the Consolidated Statement of Changes in Stockholders’ Equity.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2009

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

Summary of significant accounting policies (…/Cont’d)

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

The following table sets forth the computation of basic and diluted net income per share:

	For the Year ended December 31,
	2009	2008

Net income	$3,640,416	$4,011,626

Weighted average outstanding shares of common stock	13,918,771	13,754,118
Dilutive effect of Convertible Preferred Stock	2,332,342	2,496,995
Diluted weighted average outstanding shares	16,251,113	16,251,113

Earnings per share:
Basic	$0.26	$0.29
Diluted	$0.22	$0.25

For the year ended December 31, 2009 options to purchase 30,000 common shares were not included in diluted earnings per share because the effect would be anti-dilutive.

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

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2009

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

Summary of significant accounting policies (…/Cont’d)

Financial instruments with characteristics of both liabilities and equity

The Company accounts for its Series A Preferred Stock in accordance with ASC 480 “Distinguishing Liabilities from Equity” and ASC 815 “Derivatives and Hedging.”  We have determined that our Series A Preferred Stock is not mandatorily redeemable.  Accordingly, the Company accounts for the Preferred stock as permanent equity.

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

Subsequent Events

The Company adopted FASB ASC 855 (previously SFAS No. 165, “Subsequent Events”) in 2009 which establishes general standards regarding the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Adoption of this standards did not result in significant changes in the subsequent events that we are required to recognize or disclosure in our financial statements.

The Company accounts for and discloses events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  We evaluated subsequent events through March 31, 2010, the date these consolidated financial statements were filed with the SEC.

Impact of new accounting standards

We describe below recent pronouncements that have had or may have a significant effect on our financial statements.  We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or disclosures.

In June 2009, the FASB issued Updates No. 2009-01, which establishes the FASB Accounting Standards Codification TM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP).  The Codification is effective for interim and annual periods ending after September 15, 2009.  We adopted the Codification when referring to GAAP in this report on Form 10-K for the fiscal period ending December 31, 2009.  The adoption of the Codification did not have an impact on our consolidated results.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2009

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

Summary of significant accounting policies (…/Cont’d)

Impact of new accounting standards  (…/Cont’d)

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

In April 2008, ASC 350-30 “General Intangibles Other Than Goodwill” was issued.  It amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Asset.  FSP FAS 142-3 is effective for the Company beginning in fiscal 2010.  The Company is currently evaluating FSP FAS 142-3 and the impact, if any, that it may have on its results of operations or financial position.

In May 2008, ASC 105 “Generally Accepted Accounting Principles” was issued.  It identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP.  SFAS No. 162 is effective for the Company 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The adoption of this Standard did not have a material impact on our results of operations or financial position.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2009

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

Summary of significant accounting policies (…/Cont’d)

Impact of new accounting standards  (…/Cont’d)

ASC 715 “Retirement Benefits” amends SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to require additional disclosure in sponsor’s financial statements about pension plan assets, obligations, benefit payments, contributions and net benefit cost and other postretirement benefits.  The requirements of this statement are effective for the Company for the fiscal year ending January 31, 2010.  Since this statement only pertains to disclosures in the notes to consolidated financial statements, it will not impact the Company’s consolidated financial position and results of operations.

In October 2009, the FASB issued authoritative guidance that amends existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenue based on those separate deliverables.  The guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance and is required to be applied prospectively to new or significantly modified revenue arrangements.  This guidance, for which the Company is currently assessing the impact on its financial condition and results of operations, will become effective for the Company on January 1, 2011.

In January 2010, the FASB issued authoritative guidance intended to improve disclosures about fair value measurements.  The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3).  Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3).  This guidance is effective for interim and annual periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010.  As this guidance provides only disclosure requirements, the adoption of this guidance will not impact the Company’s financial condition or results of operations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – INVENTORIES

At December 31, 2009 and 2008, inventories consisted of the following:

	2009	2008

Raw materials	$281,112	$262,355
Work-in-progress	1,078,788	1,090,997
	$1,359,900	$1,353,352

Final assembly of our products, including installation of radioactive source materials, is conducted on site at our customer locations.  Our products are not considered to be finished good (available for sale in the normal course of business) until such time as the source material is installed in the units.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2009

NOTE 4 – PREPAID EXPENSES AND OTHER RECEIVABLES

At December 31, 2009 and 2008, prepayments and other receivables consisted of the following:

	2009	2008

Prepayments to suppliers	$3,058,465	$3,247,978
Other receivables
- construction in progress paid on behalf of landlord (a)	156,759	281,422
- loan or advance to staff for business travelling	43,072	22,758
- utilities and rental deposits	1,948	1,949
- prepaid expenses made by director	2,930	2,932
- deposit for acquisition of a Land use right at Wuhan Kangqiao	—	384,621
- others	44,081	67,150
	$3,307,255	$4,008,810

(a)
Included in the other receivables, the amount will be offset against future years lease payments (Note 16).  As at December 31, 2009, $1,582,093 has been classified as non-current assets and $156,759 has been classified as current assets.

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

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

At December 31, 2009 and 2008, property, plant and equipment consisted of the following:

	2009	2008

Building improvements	$172,232	$172,346
Buildings	2,307,550	2,309,072
Production equipment	656,423	617,806
Furniture, fixture and office equipment	366,868	271,867
Motor vehicles	187,308	187,432
	3,690,381	3,558,523
Less: Accumulated depreciation	(1,169,594)	(915,501)
	$2,520,787	$2,643,022

Depreciation expense is included in the consolidated statements of income.  For the year ended December 31, 2009 and 2008, depreciation expenses were $253,991 and $253,891, respectively.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2009

NOTE 6 - LAND USE RIGHT

Land use right consisted of the following:

	2009	2008

Land use right	$939,575	$—

Land use right represents prepaid lease payments to the Local Government for land use right held for a period of 50 years from Jan 20, 2009 to December 26, 2058 in Wuhan, People’s Republic of China.

Land use right is amortized using the straight-line method over the lease term of 50 years.  The amortization expense for the year ended December 31, 2009 was $17,569.

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

For the year ended December 31, 2009 and 2008, amortization expense was $82,483 and $81,236.

NOTE 8 – ACCRUED LIABILITIES AND OTHER PAYABLES

At December 31, 2009 and 2008, accrued liabilities and other payables consisted of the following:

	2009	2008

Accrued expenses	$365,923	$327,224
Accrued payroll and welfare	188,125	376,303
Value added tax, other taxes payable and surcharges	1,121,406	686,229
Customer deposits	1,185	28,888
	$1,676,639	$1,418,644

NOTE 9 – NON-CONTROLLING INTEREST

Non-controlling interest represents the share of 25% equity interest of Shenzhen Hyper owned by Shenzhen OUR International Limited.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2009

NOTE 10 –AMOUNTS DUE TO RELATED PARTY

Amounts due to related party at December 31, 2009 and 2008 represents the remaining balance due to Clear Honest International Limited pursuant to the 2007 share redemption as well as advances related to the acquisition of Changdu Huiheng.

NOTE 11 – EQUITY AND RETAINED EARNINGS

(a)           Capital

The Company has authorized 74,000,000 shares of Common stock.  As of December 31, 2009, 23,635,290 shares were issued and 13,935,290 shares were outstanding.

The Company has authorized 1,000,000 shares of Preferred stock, with 300,000 shares designated as Series A convertible preferred stock.  As of December 31, 2009, 220,467 shares were issued and outstanding with a liquidation preference of $8,267,513.

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

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2009

NOTE 11 – EQUITY AND RETAINED EARNINGS (…/Cont’d)

(a)            Capital (…/Cont’d)

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

During 2009, certain shareholders of the Series A Preferred Stock converted a total of 8,666 shares into common stock, at a rate of 1 share Series A Preferred stock to 10.5042 shares common stock resulting in the issuance of 91,036 shares of common stock.

(b)           Retained Earnings

As of December 31, 2009, the Company established and segregated in retained earnings an aggregate amount for the Statutory Surplus Reserve and the Statutory Common Welfare Fund of $1,310,516.

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

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2009

NOTE 12 - SEGMENT REPORTING

The Group has two reportable segments: products and services.

The following table presents information about the Company’s operating segments for the year ended December 31, 2009 and 2008:

	2009	2008	Annual % change
Revenues:
Products	$3,456,193	$5,619,870	-38.50%
Services	5,922,386	5,515,422	7.38%
Other	1,253,747	1,158,349	8.24%
	$10,632,326	$12,293,641	-13.51%

			Annual % change
	2009	2008
Operating income:
Products	$1,652,118	$3,287,787	-49.75%
Services	5,269,992	4,895,555	7.65%
Other	1,253,748	1,158,349	8.24%
	8,175,858	9,341,691	-12.48%
Corporate expenses	(4,049,358)	(4,696,892)	-13.79%
Operating income	$4,126,500	$4,644,799	-11.16%

Other revenue consists principally of government financial subsidies to Changdu Huiheng and reversal of allowance for doubtful accounts.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2009

NOTE 13 – INCOME TAXES

Huiheng Medical, Inc. is a non-operating holding company.  All of the Company’s income before income taxes and related tax expenses are from PRC sources.  The Company’s PRC subsidiaries file income tax returns under the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

Income tax expense for the years ended December 31, 2009 and 2008 was $671,078 and $774,259, respectively.

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

A reconciliation of the expected income tax expense to the actual income tax expense for the year ended December 31, 2009 and 2008 are as follows:

	2009	2008

Income before income taxes	$4,124,863	$4,639,731

Expected PRC income tax expense at statutory tax rate of 25% (25%)	1,031,216	1,159,933
Non-deductible expenses	347,710	184,497
Others	—	187,761
Tax rate differences	(707,848)	(757,932)
Actual income tax expense	$671,078	$774,259

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

NOTE 14 – CONCENTRATION OF CREDIT RISK

Customers concentrations

Two customers accounted for 90% and three customers accounted for 84% of Revenue for the years ended December 31, 2009 and 2008, respectively.  These customers also accounted for 83% and 89% of accounts receivable as of December 31, 2009 and 2008, respectively.  As a result, a termination in relationship with or a reduction in orders from any of these customers could have a material impact on the Company’s results of operations and financial condition.

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2009

NOTE 14 – CONCENTRATION OF CREDIT RISK (…/Cont’d)

Other credit risks

As of December 31, 2009, all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which were insured or collateralized.  However, management believes those financial institutions are of high credit quality and has assessed the loss arising from the non-insured cash and cash equivalents from those financial institutions to be immaterial to the consolidated financial statements.  Therefore, no loss in respect of the cash and cash equivalent were recognized as of December 31, 2009.

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

Dividends and reserves

Under laws of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following: (i) cumulative prior years’ losses, if any; (ii) allocations to the “Statutory Surplus Reserve” of at least 10% of net income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s equity; (iii) allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “Statutory Common Welfare Fund,” which is established for the purpose of providing employee facilities and other collective benefits to employees in China; and (iv) allocations to any discretionary surplus reserve, if approved by equity owners.

NOTE 16 - OPERATING LEASE COMMITMENTS

As of December 31, 2009, the total future minimum lease payments under non-cancellable operating leases in respect of premises are $5.02 million (RMB34.2 million), which was based on the closing rate as of December 31, 2009.  The amounts payable are as follows:

December 31
2010	$281,236
2011	281,236
2012	281,236
2013	281,236
2014	281,236
Thereafter	3,609,200
TOTAL	$5,015,380