Form 10-Q
period 2010-03-31
HUIHENG MEDICAL, INC.
filed 2010-05-17
CIK 1353972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Yes ☐    No ☒

As of May 13, 2010, there were 13,935,290 shares of the issuer’s $0.001 par value common stock issued and outstanding.

HUIHENG MEDICAL, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
( IN US DOLLARS)

	March 31, 2010
	(Unaudited)	December 31, 2009

ASSETS

CURRENT ASSETS:

Cash	$46,570	$84,962
Accounts receivable, net of allowance for doubtful accounts of $897,464 and $897,319, as of March 31, 2010 and December 31, 2009, respectively	16,995,819	16,499,819
Prepaid expenses	3,149,494	3,058,465
Other receivables, net of allowance for doubtful accounts of $732,504 and $732,386, as of March 31, 2010 and December 31, 2009, respectively	305,322	248,790
Inventories	1,525,828	1,359,900

Total Current Assets	22,023,033	21,251,936

INVESTMENT IN AFFILIATE	32,619	43,152

PROPERTY, PLANT AND EQUIPMENT	2,463,333	2,520,787

LAND USE RIGHT, NET	934,932	939,575

INTANGIBLE ASSETS, NET	756,577	777,086

OTHER RECEIVABLES, net of current portion	1,512,028	1,582,093

Total Assets	$27,722,522	$27,114,629

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$741,709	$844,539
Amount due to related parties	24,564	24,560
Income tax payable	457,015	389,632
Accrued liabilities and other payables	1,722,684	1,676,639

Total Liabilities, all current	2,945,972	2,935,370

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized;
Designated 300,000 shares of Series A convertible preferred stock;
220,467 shares issued and outstanding with
liquidation preference of $8,267,513 at March 31, 2010 and
December 31, 2009	220	220
Common stock, $0.001 par value; 74,000,000 shares authorized;
23,635,290 shares issued, 13,935,290 shares outstanding	23,635	23,635
Treasury stock, 9,700,000 common shares, at cost	(9,700)	(9,700)
Additional paid-in capital	7,498,086	7,498,086
Retained earnings	14,455,904	13,799,481
Accumulated other comprehensive income
Foreign currency translation gain	1,760,339	1,756,510
Non-controlling interests	1,048,066	1,111,027

Total Stockholders' Equity	24,776,550	24,179,259

Total Liabilities and Stockholders' Equity	$27,722,522	$27,114,629

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(IN US DOLLARS)

	For The Three Months Ended March 31,
	2010	2009

REVENUES	$1,400,853	$1,398,619

COST OF REVENUES	96,432	142,346

GROSS PROFIT	1,304,421	1,256,273

OPERATING EXPENSES:
Sales and marketing expenses	62,123	65,461
General and administrative expenses	495,748	893,606
Research and development costs	15,340	89,404

Total Operating Expenses	573,211	1,048,471

OPERATING INCOME	731,210	207,802

OTHER (EXPENSES) / INCOME:
Interest income	43	116
Equity in (loss) / income of affiliate	(10,540)	27,430

Total Other (Expenses) / Income	(10,497)	27,546

NET INCOME BEFORE INCOME TAXES	720,713	235,348

INCOME TAXES	127,427	133,677

NET INCOME	593,286	101,671

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	63,137	75,635

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$656,423	$177,306

EARNINGS PER SHARE
- Basic	$0.05	$0.01

- Diluted	$0.04	$0.01

Weighted Common Shares Outstanding
- Basic	13,935,290	13,907,279

- Diluted	16,251,113	16,251,113

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)
(IN US DOLLARS)

	Series A Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling interests	Total Stockholders’ Equity
Balance, December 31, 2009	220,467	$220	13,935,290	$13,935	$7,498,086	$13,799,481	$1,756,510	$1,111,027	$24,179,259

Comprehensive income:
Net income / (loss)	-	-	-	-	-	656,423	-	(63,137)	593,286
Foreign currency translation gain	-	-	-	-	-	-	3,829	176	4,005

Total comprehensive income	-	-	-	-	-	-	-	-	597,291

Balance, March 31, 2010	220,467	$220	13,935,290	$13,935	$7,498,086	$14,455,904	$1,760,339	$1,048,066	$24,776,550

See accompanying notes to the consolidated financial statements

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN US DOLLARS)

	For The Three Months Ended
	March 31,
	2010	2009

Cash flows from operating activities:

Net income	$593,286	$101,671

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property, plant and equipment	60,647	62,572
Amortization of land use rights	4,794	3,191
Amortization of intangible assets	20,633	20,600
Write off of deferred offering costs	-	460,209
Equity in loss (income) of affiliate	10,540	(27,430)

Changes in assets and liabilities:
Accounts receivable	(496,000)	(504,952)
Prepaid expenses	(91,029)	(154,788)
Other receivables	13,533	279,102
Inventories	(165,928)	(134,037)
Accounts payable	(102,830)	(227,860)
Income tax payable	67,383	133,711
Accrued liabilities and other payables	46,045	(13,709)

Net cash used in operating activities	(38,926)	(1,720)

Cash flows from investing activities:
Capital expenditures on addition of property, plant and equipment	(2,791)	-
Payment for land use right	-	(956,226)

Net cash used in investing activities	(2,791)	(956,226)

Net decrease in cash	(41,717)	(957,946)

Effect on change of exchange rates	3,325	(28,238)

Cash as of January 1	84,962	1,019,176

Cash as of March 31	$46,570	$32,992

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest paid	$-	$-
Income tax paid	$60,109	$-

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

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include all accounts of the Company and its wholly-owned and majority-owned subsidiaries.  All material inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete consolidated financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission on April 15, 2010. The results of operation for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The Company's common stock is listed on the Over-the-counter Bulletin Board ("OTCBB") market and traded under the symbol "MBSN".

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts, sales returns, trade discounts and value added tax.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company performs ongoing credit evaluations of its customers’ financial conditions.  The Company provided an allowance of $897,464 and $897,319 for doubtful accounts respectively as of March 31, 2010 and December 31, 2009.

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

Summary of significant accounting policies (…/Cont’d)

Investment in affiliate

The Company owns a 50% equity interest of Beijing Yuankang Kbeta Nuclear Technology Company, Ltd. (“Beijing Kbeta”) and accounts for the investment using the equity method of accounting.  The equity method is utilized as the Company has the ability to exercise significant influence over the investee, but does not have a controlling financial interest.

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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of, if any, are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  At March 31, 2010 and 2009, the Company determined that there was no impairment of value.

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

Revenue recognition

The Company generates revenue primarily from sales of medical equipment and the sale of maintenance and support services.  Revenue is recognized as follows:

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

(ii)	Provision of maintenance and support services

The Company also provides comprehensive post-sales services to certain distributors for medical equipment used by hospitals.  These contracts are negotiated and signed independently and separately from the sales of medical equipments.  In accordance with the agreements, the Company provides comprehensive services including replace of cobalt, additional training to users of the medical equipment, maintenance of medical equipment, software upgrades and consulting.  Fees for these services are recognized over the life of the contract on a monthly basis.

Government subsidies

Pursuant to the confirmation of tax position of Changdu Huiheng dated December 16, 2004 with No.173 issued by Tibet Finance Bureau, the profits tax payment of Changdu Huiheng in excess of RMB 900,000 for a year will be refundable by Tibet Finance Bureau.  The 31% of business tax payment will be refundable by Tibet Finance Bureau provided that the business tax payment exceeds RMB 1.0 million for a year.  The 38.75% of value added tax payment will be refundable by Tibet Finance Bureau provided that the value added tax payment exceeds RMB 1.5 million for a year.  All tax incentive policies will be valid for five (5) years from the year of commencement of tax refund, starting from September 2006.

Warranty

The Company provides a product warranty to its customers to repair any product defects that occur generally within twelve months from the date of sale.  The Company’s purchase contracts generally allow the customer to withhold up to 10% of the total purchase price for the duration of the warranty period and included in Accounts receivable.  Based on the limited number of actual warranty claims and the historically low cost of such repairs, the Company has not recognized a liability for warranty claims, but rather recognizes such cost when product repairs are made.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

Summary of significant accounting policies (…/Cont’d)

Research and development costs

Research and development costs are charged to expense as incurred.  Research and development costs mainly consist of remuneration for the research and development staff and material costs for research and development.  The Company incurred $15,340 and $89,404 for the three months ended March 31, 2010 and 2009, respectively.

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

The average monthly exchange rates for period ended March 31, 2010 and the closing rate as of March 31, 2010 were RMB 6.8262 and RMB 6.8259 to one USD, respectively.  The average monthly exchange rates for the period ended March 31, 2009 and the closing rate as of March 31, 2009 were RMB 6.8371 and RMB 6.8336 to one USD, respectively.

Stock Option Plan

During 2009, the Company adopted a stock option plan (the “Plan”) for selected employees, directors, consultants to promote the success of the Company’s business by offering these individuals an opportunity to acquire a proprietary interest in the Company.  The Plan provides both for direct awards of shares and for the granting of options to purchase shares as determined by the Administrator at the time of the grant.  The Plan replaces the Company’s 2007 Share Plan which was never approved by the Company’s shareholders.  Under the Plan, 1,566,666 shares have been reserved for awards.  The number of shares reserved under the Plan is the same number that was reserved under the Company’s 2007 Stock Option Plan.

Awards under the Plan will be accounted for in accordance with ASC 718 “Stock Compensation.”

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

Summary of significant accounting policies (…/Cont’d)

Other comprehensive income

The Company has adopted ASC 220 “Comprehensive Income.”  This statement establishes rules for the reporting of other comprehensive income and its components.  Other comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statements of Income and the Consolidated Statement of Changes in Stockholders’ Equity.

Earnings per share

The value of basic earnings per share is computed on the basis of the weighted-average number of shares of our common stock outstanding during the period.  Diluted earnings per share is computed on the basis of the weighted-average number of shares of our common stock plus the effect of dilutive potential common shares outstanding during the period using the if-converted method.  Dilutive potential common shares include Series A Convertible Preferred Stock.

The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended March 31,
	2010	2009

Net income per common share	$656,423	$177,306

Weighted average outstanding shares of common stock	13,935,290	13,907,279
Dilutive effect of Convertible Preferred Stock	2,315,823	2,343,834
Diluted weighted average outstanding shares	16,251,113	16,251,113

Earnings per common share:
Basic	$0.05	$0.01
Diluted	$0.04	$0.01

For the three months ended March 31, 2010 options to purchase 30,000 common shares were not included in diluted earnings per share because the effect would be anti-dilutive.

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

Summary of significant accounting policies (…/Cont’d)

Segment reporting

ASC 280 “Segment Reporting” establishes standards for reporting information on operating segments in interim and annual financial statements.  The Company operates in two segments (i) selling the medical equipment and, (ii) providing the consultancy, repairs and maintenance services for the customers.  The chief operating decision-makers review the Company’s operation results on an aggregate basis and manage the operations as two operating segments as disclosed in note 12.

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

Non-controlling interest in consolidated financial statements

In December 2007, the FASB issued authoritative guidance related to non-controlling interests in consolidated financial statements, which was an amendment of ARB No. 51.  This guidance is set forth in Topic 810 in the Accounting Standards Codification (ASC 810).  ASC 810 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  This accounting standard is effective for fiscal years beginning after December 15, 2008.  The Company adopted the presentation and disclosure requirements of ASC 810 retrospectively to the December 31, 2008 financial statements.

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

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

Impact of new accounting standards  (…/Cont’d)

In June 2009, the FASB issued Updates No. 2009-01, which establishes the FASB Accounting Standards Codification TM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP).  The Codification is effective for interim and annual periods ending after September 15, 2009.  We adopted the Codification when referring to GAAP in this quarterly report on Form 10-Q for the fiscal period ending March 31, 2010.  The adoption of the Codification did not have an impact on our consolidated results.

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
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

Summary of significant accounting policies (…/Cont’d)

Impact of new accounting standards  (…/Cont’d)

In October 2009, FASB issued authoritative guidance that amends existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenue based on those separate deliverables.  The guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance and is required to be applied prospectively to new or significantly modified revenue arrangements.  This guidance, for which the Company is currently assessing the impact on its financial condition and results of operations, will become effective for the Company on January 1, 2011.

In January 2010, FASB issued authoritative guidance intended to improve disclosures about fair value measurements.  The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3).  Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3).  This guidance is effective for interim and annual periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010.  As this guidance provides only disclosure requirements, the adoption of this guidance will not impact the Company’s financial condition or results of operations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	March 31, 2010	December 31, 2009

Raw materials	$283,743	$281,112
Work-in-progress	1,242,085	1,078,788
	$1,525,828	$1,359,900

Final assembly of our products, including installation of radioactive source materials, is conducted on site at our customers’ locations.  Our products are not considered to be finished good (available for sale in the normal course of business) until such time as the source material is installed in the units.

NOTE 4 – OTHER RECEIVABLES

Other receivables, net, consisted of the following:

	March 31, 2010	December 31, 2009

Other receivables
- construction in progress paid on behalf of landlord (a)	$1,668,813	$1,738,852
- loan or advance to staff for business travelling	78,241	43,072
- utilities and rental deposits	1,948	1,948
- prepaid expenses made by director	2,930	2,930
- others	797,922	776,467
Total other receivables	2,549,854	2,563,269
Less: allowance for doubtful debts	(732,504)	(732,386)
Other receivables, net	$1,817,350	$1,830,883

Current portion	$305,322	$248,790

Non-current portion	$1,512,028	$1,582,093

(a)
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

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31, 2010	December 31, 2009

Building improvements	$172,260	$172,232
Buildings	2,307,922	2,307,550
Production equipment	657,775	656,423
Furniture, fixture and office equipment	368,474	366,868
Motor vehicles	187,338	187,308
	3,693,769	3,690,381
Less: Accumulated depreciation	(1,230,436)	(1,169,594)
	$2,463,333	$2,520,787

Depreciation expense is included in the consolidated statements of income.  For the three months ended March 31, 2010 and 2009, depreciation expenses were $60,647 and $62,572, respectively.

NOTE 6 - LAND USE RIGHT

Land use right consisted of the following:

	March 31, 2010	December 31, 2009

Land use right	$934,932	$939,575

Land use right represents prepaid lease payments to the Local Government for land use right held for a period of 50 years from Jan 20, 2009 to December 26, 2058 in Wuhan, People’s Republic of China.

Land use right is amortized using the straight-line method over the lease term of 50 years.  The amortization expense for the period ended March 31, 2010 and 2009 were $4,794 and $3,191, respectively.

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

For the three months ended March 31, 2010 and 2009, amortization expense was $20,633 and $20,600.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 8 – ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following:

	March 31, 2010	December 31, 2009

Accrued expenses	$416,873	$365,923
Accrued payroll and welfare	267,253	188,125
Value added tax, other taxes payable and surcharges	1,033,886	1,121,406
Customer deposits	4,672	1,185
	$1,722,684	$1,676,639

NOTE 9 – NON-CONTROLLING INTEREST

Non-controlling interest included in the Company’s balance sheets as of March 31, 2010 represent 25% equity interest in Shenzhen Hyper.

NOTE 10 –AMOUNTS DUE TO RELATED PARTIES

A summary of related party payables at March 31, 2010 (unaudited) and December 31, 2009 is as follows:

Amounts due to related parties at March 31, 2010 and December 31, 2009 represent the remaining balance due to Clear Honest International Limited pursuant to the 2007 share redemption as well as advances related to the acquisition of Changdu Huiheng.

NOTE 11 –STOCKHOLDERS’ EQUITY

(a)	Capital

The Company has authorized 74,000,000 shares of Common stock.  As of March 31, 2010, 23,635,290 shares were issued and 13,935,290 shares were outstanding, which is net of 9,700,000 treasury shares contributed from Mill Basin’s shareholders.

The Company has authorized 1,000,000 shares of Preferred stock, with 300,000 shares designated as Series A convertible preferred stock.  As of March 31, 2010, 220,467 shares were issued and outstanding with a liquidation preference of $8,267,513.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 11 – STOCKHOLDERS’ EQUITY (…/Cont’d)

(b)	Retained Earnings

As of March 31, 2010, the Company established and segregated in retained earnings an aggregate amount for the Statutory Surplus Reserve and the Statutory Common Welfare Fund of $1,310,516.

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

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 12 – SEGMENT REPORTING

The Group has two reportable segments: products and services.

The following table presents information about the Company’s operating segments for the periods ended March 31, 2010 and 2009:

	March 31, 2010	March 31, 2009	Annual % change
Revenues:
Products	$-	$-	-
Services	1,400,853	1,398,619	0.16%
Other	-	-	-
	$1,400,853	$1,398,619	0.16%

	March 31, 2010	March 31, 2009	Annual % change
Operating (loss) income:
Products	$-	$(51,231)	-100.00%
Services	1,277,803	1,282,073	-0.33%
Other	-	-	-
	1,277,803	1,230,842	3.82%
Corporate expenses	(546,593)	(1,023,040)	-46.57%
Operating income	$731,210	$207,802	251.88%

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

Income tax expense for the three months ended March 31, 2010 and 2009 was $127,427 and $133,677, respectively.

As Changdu Huiheng, Huiheng’s subsidiary, is located in the western area in the PRC and is within the industry specified by relevant laws and regulations of the PRC, the tax rate applicable to Changdu Huiheng is 12% (2009: 12%).

Wuhan Kangqiao is a high-tech enterprise with operations in an economic-technological development area in the PRC.  Therefore, the applicable tax rate is 25%.

Shenzhen Hyper is a high-tech manufacturing company located in the Shenzhen special economic region.  Therefore, the applicable tax rate is also 15% (2009:18%).  According to local tax regulation, Shenzhen Hyper is entitled to a tax-free period for the first two years, commencing from the first profit-making year and a 50% reduction in state income tax rate for the next six years.

A reconciliation of the expected income tax expense to the actual income tax expense for the period ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
	2010	2009

Income before income taxes	$720,713	$235,348

Expected PRC income tax expense at statutory tax rate of 25% (25%)	180,178	58,837
Non-deductible expenses	234	17,148
Others	58,225	169,434
Tax rate differences	(111,210)	(111,742)
Actual income tax expense	$127,427	$133,677

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

NOTE 14 – CONCENTRATION OF CREDIT RISK

Customers’ concentrations

Customers accounting for 10% or more of the Group's net revenue as follows:

	Three months ended March 31,
	2010	2009
	%	%
Customer A	54%	65%
Customer B	35%	35%
Customer C	11%	N/A

Three customers accounted for 100% and two customers accounted for 100% of revenue for the periods ended March 31, 2010 and 2009, respectively. These customers also accounted for 84% and 77% of accounts receivable as of March 31, 2010 and 2009, respectively. As a result, a termination in relationship with or a reduction in orders from any of these customers could have a material impact on the Company’s results of operations and financial condition.

Except as disclosed above, no other single customer accounted for 10% or more of the Group's net revenue for the periods ended March 31, 2010 and 2009.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 14 – CONCENTRATION OF CREDIT RISK (…/Cont’d)

Other credit risks

As of March 31, 2010, all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which were insured or collateralized.  However, management believes those financial institutions are of high credit quality and has assessed the loss arising from the non-insured cash and cash equivalents from those financial institutions to be immaterial to the consolidated financial statements.  Therefore, no loss in respect of the cash and cash equivalent were recognized as of March 31, 2010.

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

Dividends and reserves

Under the laws of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following: (i) cumulative prior years’ losses, if any; (ii) allocations to the “Statutory Surplus Reserve” of at least 10% of net income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s equity; (iii) allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “Statutory Common Welfare Fund,” which is established for the purpose of providing employee facilities and other collective benefits to employees in China; and (iv) allocations to any discretionary surplus reserve, if approved by equity owners.

NOTE 16 - OPERATING LEASE COMMITMENTS

As of March 31, 2010, the total future minimum lease payments under non-cancellable operating leases in respect of premises are $4.95 million (RMB33.76 million), which was based on the closing rate as of March 31, 2010.  The amounts payable are as follows:

For the twelve months ended

March 31
2010	$277,338
2011	277,338
2012	277,338
2013	277,338
2014	277,338
Thereafter	3,559,178
TOTAL	$4,945,868

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

Comparison of three months ended March 31, 2010 and 2009

Operating revenues

For the three months ended March 31, 2010, revenues amounted to $1,400,853, an increase of $2,234 compared to $1,398,619 for the same period of the prior year.  Operating revenues remain steady due to the fact that no units were installed in the period covered by this Quarterly Report, which was also the case for the quarter ending March 31, 2009.  We had the same number of service contracts during the three months ended March 31, 2010 that we did in the same period of the prior year.

Revenues from product sales, services and tax refunds and subsidies are broken down below.

There was no revenue from product sales for the three months ended March 31, 2010, representing no change from the amount of product sales from the same period of the prior year.  No units were installed in the three months ended March 31, 2010, nor were any units installed in the three months ended March 31, 2009.  The lack of any unit installation was due primarily to two factors: (i) the first quarter of the year is typically the lowest season for our business (due partially to the occurrence of the Chinese New Year), and (ii) the unit sales process took longer than expected in the quarter.

Revenues from services were $1,400,853 for the three months ended March 31, 2010, representing an increase of $2,234 compared to $1,398,619 in revenue from services from the same period of the prior year.  Revenues from services remain steady as we had the same number of service contracts during the three months ended March 31, 2010 that we did in the same period of the prior year.

For the three months ended March 31, 2010, revenues from tax refunds and subsidies totalled $0, representing no change compared to $0 in tax refunds and subsidies for the same period of the prior year.  Since our tax refunds are processed by the government and based on the amount of taxes paid in the prior year, the payment of any tax refund we are owed could be delayed for processing time.

Revenue Backlog

Revenue backlog represents the total amount of unrecognized revenue associated with existing purchase orders for our products.  Any deferral of revenue recognition is reflected in an increase in backlog as of the end of the applicable period.  The backlog as of March 31, 2010 amounted to $11.76 million, representing an increase of $1.79 million compared to $9.97 million as of March 31, 2009.  The increase in backlog was due to an increased demand from customers as well as delays in certain local government approval processes, which caused some of the units to stay in our backlog longer than we expected.

The purchase orders are not cancellable and are subject to certain conditions, including but not limited to, customers obtaining approval from their local governments for the purchase of our products.  Notwithstanding, we expect the purchase orders comprising the revenue backlog to be installed in the second half of 2010 and in 2011.

Cost of Revenues

For the three months ended March 31, 2010, the total cost of revenues amounted to $96,432, a decrease of $45,914 compared to $142,346 for the same period of the prior year.  This decrease was due to decreased travel expenses for service engineers and appreciation of RMB verses USD.

Gross Margin

As a percentage of total revenues, the overall gross margin increased to 93.12% for the three months ended March 31, 2010 as compared with 89.82% for the same period in the prior year. This increase was due to less direct spare parts costs and less direct travel expenses of service engineers in the three months ended March 31, 2010 as compared to the same period last year.  As a result, this had a positive impact on our gross margin for the period.

Operating Expenses

Sales and marketing expenses

Sales and marketing expenses mainly consist of salaries and related expenses for personnel engaged in sales, marketing and customer support functions and costs associated with advertising and other marketing activities.  Sales and marketing expenses were $62,123 for the three months ended March 31, 2010, a decrease of $3,338 compared with $65,461 for the same period of the prior year.  The decrease was the result of less marketing activity in this period compared with the same period of the prior year.

General and administrative expenses

General and administrative expenses amounted to $495,748 for the three months ended March 31, 2010, representing a decrease of $397,858, or 45%, compared to $893,606 for the same period of the prior year.  The decrease in general and administrative expenses resulted from a decrease in fees paid to our legal counsel and auditors.

Research and development expenses

Research and development expenses are comprised primarily of employee compensation, materials consumed and experiment expenses for specific new product research and development, and any expenses incurred for basic research for advanced technologies.  Research and development expenses were $15,340 for the three months ended March 31, 2010, a decrease of $74,064 compared to $89,404 in the same period of the prior year.  This decrease was primarily due to the fact that the Company incurred less expenses related to research and development in the applicable period for this Quarterly Report.

Income Tax Provision

For the three months ended March 31, 2010, the Company’s income tax provision was $127,427 compared to $133,677 for the same period of the prior year, representing a decrease of $6,250.  The decrease in income tax was due to the Company experiencing a lower taxable income in the three months ended March 31, 2010 compared to the same period of the prior year.

Net Income

For the three months ended March 31, 2010, the Company’s net income amounted to $656,423, an increase of $479,117 compared to $177,306 for the same period of the prior year.  This increase was attributable to the significant decrease of general and administrative costs over the period covered by this Quarterly Report.

Other Comprehensive Income

For the three months ended March 31, 2010, the Company’s other comprehensive income, which reflects the change in foreign currency translations on net income, amounted to a gain of $4,005, a difference of $37,995 compared to a loss of $33,990 for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through the issuance of equity and cash flow from operations.  We currently do not have any outstanding short-term or long-term bank debt.  Our relatively high margins have historically provided us with sufficient cash to purchase various raw materials, meet our component inventory needs and pay our vendors.  In addition, there are very few direct costs associated with our service business which further enhances our margins.  We have longstanding, positive relationships with our vendors and have maintained favorable payment terms and believe that we will continue to maintain such favorable payment terms.  Also, we believe that we can defer certain tax payments, if we choose to do so.  We plan to raise additional equity capital to help finance a number of expansion initiatives including new product development.

Comparison of three months ended March 31, 2010 and 2009

As of March 31, 2010, the Company had total assets of $27,722,522.  Our cash was $46,570, accounts receivable were $16,995,819, prepayment and other receivables were $3,454,816 and inventories were $1,525,828.  Working capital was approximately $19,077,061.  The current ratio was approximately 7.48.  The quick ratio was approximately 6.96.

Net cash used in operating activities totalled $38,926 for the three months ended March 31, 2010, an increase of $37,206 from $1,720 for the same quarter of the previous year.  This increase resulted primarily from the following changes in the operating assets and liabilities:

•	$496,000 increase in accounts receivables;

•	$165,928 increase in inventories;

•	$77,496 increase in prepayments and other receivables;

•	$102,830 decrease in accounts payable;

•	$67,383 increase in tax payable; and

•	$46,045 decrease in accrued liabilities and other payables;

The increase in accounts receivable was due to a combination of factors:

First, the majority of our product sales and installations in 2009 occurred during the last quarter of the year.  As a result of the short amount of time between the time of installation and the end of the period, our cash collection in the three months ended March 31, 2010 was lower than the cash we collected over the same period of the prior year.

Second, due to our strong, long-standing relationships with our customers, we have extended their payment terms and are confident that we will collect all the money owed by these customers.

The increase in prepayments and other receivables was attributed primarily to an increase in payments made to our manufacturing suppliers for parts and services needed to manufacture the radiotherapy units that comprise our backlog.

Net cash used in investing activities was $2,791 and $956,226 for the three months ended March 31, 2010 and 2009, respectively.  The cash used in investing activities was primarily used to purchase equipment this year, whereas last year, we used the case to purchase land usage rights for our new manufacturing facility in Wuhan.

Cash flows from (used in) financing activities amounted to $0 for the three months ended March 31, 2010 and 2009.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

To the best of management’s knowledge, there are no material legal proceedings pending against the Company.

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [REMOVED AND RESERVED]

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

HUIHENG MEDICAL, INC.

Date: May 17, 2010	By:	/s/ Hui Xiaobing
Hui Xiaobing
Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2010	By:	/s/ Richard Shen
Richard Shen
Chief Financial Officer
(Principal Accounting and Financial Officer)