Form 10-Q
period 2010-06-30
HUIHENG MEDICAL, INC.
filed 2010-08-23
CIK 1353972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Yes ☐ No ☒

As of August 2, 2010, there were 13,935,290 shares of the issuer’s $0.001 par value common stock issued and outstanding.

HUIHENG MEDICAL, INC.

FORM 10-Q INDEX

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States dollars and, unless the context otherwise requires, references to “we,” “us”, “our” and the Company refer to Huiheng Medical, Inc. and its consolidated subsidiaries.

This Quarterly Report contains certain forward-looking statements.  When used in this Quarterly Report, statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “project,” “plan” or “continue,” and similar expressions are intended to identify forward-looking statements.  They also include statements containing anticipated business developments, a projection of revenues, earnings or losses, capital expenditures, dividends, capital structure or other financial terms.

The forward-looking statements in this Quarterly Report are based upon management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to them.  These statements are not statements of historical fact.  Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements.  These forward-looking statements are based on our current plans and expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and our future financial condition and results.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
( IN US DOLLARS)

	June 30, 2010 (Unaudited)	December 31, 2009
ASSETS

CURRENT ASSETS:

Cash	$123,287	$84,962
Accounts receivable, net of allowance for doubtful accounts of $903,353 and $897,319, as of June 30, 2010 and December 31, 2009, respectively	17,177,023	16,499,819
Prepaid expenses	3,347,364	3,058,465
Other receivables, net of allowance for doubtful accounts of $737,311 and $732,386 as of June 30, 2010 and December 31, 2009, respectively	296,976	248,790
Inventories	1,900,727	1,359,900

Total Current Assets	22,845,377	21,251,936

INVESTMENT IN AFFILIATE	88,190	43,152

PROPERTY, PLANT AND EQUIPMENT, net	2,450,569	2,520,787

LAND USE RIGHT, NET	936,241	939,575

INTANGIBLE ASSETS, NET	990,772	777,086

OTHER RECEIVABLES, net of current portion	1,451,168	1,582,093

Total Assets	$28,762,317	$27,114,629

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$788,446	$844,539
Amount due to related parties	374,726	24,560
Income tax payable	639,832	389,632
Accrued liabilities and other payables	1,624,559	1,676,639

Total Current Liabilities	3,427,563	2,935,370

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; Designated 300,000 shares of Series A convertible preferred stock; 220,467 shares issued and outstanding with liquidation preference of $8,267,513 at June 30, 2010 and December 31, 2009	220	220
Common stock, $0.001 par value; 74,000,000 shares authorized; 23,635,290 shares issued, 13,935,290 shares outstanding	23,635	23,635
Treasury stock, 9,700,000 common shares, at cost	(9,700)	(9,700)
Additional paid-in capital	7,498,086	7,498,086
Retained earnings	14,937,078	13,799,481
Accumulated other comprehensive income Foreign currency translation gain	1,922,100	1,756,510
Non-controlling interests	963,335	1,111,027

Total Stockholders’ Equity	25,334,754	24,179,259

Total Liabilities and Stockholders’ Equity	$28,762,317	$27,114,629

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(IN US DOLLARS)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

REVENUES	$1,436,905	$2,364,189	$2,837,758	$3,762,808

COST OF REVENUES	201,494	191,566	297,926	333,912

GROSS PROFIT	1,235,411	2,172,623	2,539,832	3,428,896

OPERATING EXPENSES:
Sales and marketing expenses	60,098	78,158	122,221	143,619
General and administrative expenses	654,069	566,197	1,149,817	1,434,853
Research and development costs	21,498	118,485	36,838	207,889

Total Operating Expenses	735,665	762,840	1,308,876	1,786,361

OPERATING INCOME	499,746	1,409,783	1,230,956	1,642,535

OTHER INCOME / (EXPENSES)
Interest income	61	59	104	175
Gain on business acquisition	21,508	-	21,508	-
Equity in income / (loss) of affiliate	55,042	(10,851)	44,502	16,579

Total Other Income / (Expenses)	76,611	(10,792)	66,114	16,754

NET INCOME BEFORE INCOME TAXES	576,357	1,398,991	1,297,070	1,659,289

INCOME TAXES	186,355	212,010	313,782	345,687

NET INCOME	390,002	1,186,981	983,288	1,313,602

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	91,172	42,177	154,309	117,812

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$481,174	$1,229,158	$1,137,597	$1,431,414

EARNINGS PER SHARE
- Basic	$0.03	$0.09	$0.08	$0.10

- Diluted	$0.03	$0.08	$0.07	$0.09

Weighted Common Shares Outstanding
- Basic	13,935,290	13,914,282	13,935,290	13,910,800

- Diluted	16,251,113	16,251,113	16,251,113	16,251,113

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)
(IN US DOLLARS)

	Series A Preferred Stock		Common Stock				Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income	Non-controlling interests	Total Stockholders’ Equity

Balance, December 31, 2009	220,467	$220	13,935,290	$13,935	$7,498,086	$13,799,481	$1,756,510	$1,111,027	$24,179,259

Comprehensive income:
Net income / (loss)	-	-	-	-	-	1,137,597	-	(154,309)	983,288
Foreign currency translation gain	-	-	-	-	-	-	165,590	6,617	172,207

Total comprehensive income	-	-	-	-	-	-	-	-	1,155,495

Balance, June 30, 2010	220,467	$220	13,935,290	$13,935	$7,498,086	$14,937,078	$1,922,100	$963,335	$25,334,754

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN US DOLLARS)

	For The Six Months Ended
	June 30,
	2010	2009

Cash flows from operating activities:

Net income	$983,288	$1,313,602

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property, plant and equipment	121,526	122,540
Recovery of bad debts		(731,989)
Amortization of land use rights	9,599	7,984
Amortization of intangible assets	41,310	41,230
Write off of deferred offering costs	-	460,209
Equity in income of affiliate	(44,502)	(16,579)
Gain on acquisition of subsidiary	(21,508)	-

Changes in assets and liabilities:
Accounts receivable	(677,204)	(1,072,961)
Prepaid expenses	(288,899)	(292,498)
Other receivables	82,739	265,603
Inventories	(540,827)	(246,759)
Accounts payable	(56,093)	(152,256)
Income tax payable	250,200	345,737
Accrued liabilities and other payables	(52,080)	(137,357)

Net cash used in operating activities	(192,451)	(93,494)

Cash flows from investing activities:
Capital expenditures on addition of property, plant and equipment	(3,522)	-
Advance from related party	90,000
Repayment of advances to related party		731,989
Payment for land use right	-	(956,226)

Net cash provided by / (used in) investing activities	86,478	(224,237)

Net decrease in cash	(105,973)	(317,731)

Effect on change of exchange rates	144,298	(22,216)

Cash as of January 1	84,962	1,019,176

Cash as of June 30	$123,287	$679,229

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest paid	$-	$-
Income tax paid	$67,562	$-

Acquisition of subsidiary:

During the period the group acquired subsidiary, Portola Medical, Inc., the fair value of assets acquired and liabilities assumed were as follows:

Plant and equipment	$31,508
Intangible assets	250,000
281,508
Less: Cash consideration paid	(260,000)
Gain on acquisition of Portola Medical, Inc.	$21,508

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

Acquisition of New Subsidiary

On June 7, 2010, the Company acquired a new wholly-owned subsidiary, Portola Medical, Inc. with authorized 100 common shares with par value $0.01 per share which registered capital of $1 in Delaware, USA, for the purpose of expanding the product line.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include all accounts of the Company and its wholly-owned and majority-owned subsidiaries.  All material inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete consolidated financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission on April 15, 2010. The results of operation for the six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The Company’s common stock is listed on the Over-the-counter Bulletin Board (“OTCBB”) market and traded under the symbol “HHGM”.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts, sales returns, trade discounts and value added tax. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.   The Company performs ongoing credit evaluations of its customers’ financial conditions. The Company provided an allowance of $903,353 and $897,319 for doubtful accounts respectively as of June 30, 2010 and December 31, 2009.

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

Summary of significant accounting policies (…/Cont’d)

Land use right

Land use rights represent the prepayments for the use of the parcels of land in PRC where the Company charged to expense over their respective lease periods of 50 years.  According to the laws of the PRC, the government owns all of the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government for a certain period usually 50 years.

Intangible assets

The Company’s intangible assets include patent and pending patents applications.  The Company accounts for its intangible assets pursuant to FASB ASC Subtopic 350-30, “General Intangibles Other Than Goodwill”. Under ASC 350-30-35, intangibles with definite lives are amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Accordingly, the Company amortizes the patent over their remaining legal term of 20 years, on a straight-line basis.

Effective January 1, 2010, the Company adopted the provisions in ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements, which requires new disclosures related to transfers in and out of levels 1 and 2 and activity in level 3 fair value measurements, as well as amends existing disclosure requirements on level of disaggregation and inputs and valuation techniques. The adoption of the provisions in ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.

Estimated Life

Patented technology	20

Investment in affiliate

The Company owns a 50% equity interest of Beijing Yuankang Kbeta Nuclear Technology Company, Ltd (“Beijing Kbeta”) and accounts for the investment using the equity method of accounting. The equity method is utilized as the Company has the ability to exercise significant influence over the investee, but does not have a controlling financial interest.

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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of, if any, are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  At June 30, 2010 and 2009, the Company determined that there was no impairment of value.

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

Research and development costs

Research and development costs are charged to expense as incurred. Research and development costs mainly consist of remuneration for the research and development staff and material costs for research and development. The Company incurred $36,838 and $207,889 for the three months ended June 30, 2010 and 2009, respectively.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

Summary of significant accounting policies (…/Cont’d)

Income taxes

The Company accounts for income taxes under ASC 740 “Income Taxes”. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

During 2008, the Company adopted ASC740 “Income Taxes”, which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

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

The average monthly exchange rates for period ended June 30, 2010 and the closing rate as of June 30, 2010 were RMB 6.8189 and RMB 6.7814 to one USD, respectively. The average monthly exchange rates for period ended June 30, 2009 and the closing rate as of June 30, 2009 were RMB 6.8322 and RMB 6.8307 to one USD, respectively.

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

Awards under the Plan will be accounted for in accordance with ASC 718 “Stock Compensation”.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

Summary of significant accounting policies (…/Cont’d)

Other comprehensive income

The Company has adopted ASC 220 “Comprehensive Income”. This statement establishes rules for the reporting of other comprehensive income and its components.  Other comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statements of Income and the Consolidated Statement of Changes in Stockholders’ Equity.

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

The following table sets forth the computation of basic and diluted net income per common share:

	For the Six Months Ended June 30,
	2010	2009

Net income per common share	$1,137,597	$1,431,414

Weighted average outstanding shares of common stock	13,935,290	13,910,800
Dilutive effect of Convertible Preferred Stock	2,315,823	2,340,313
Diluted weighted average outstanding shares	16,251,113	16,251,113

Earnings per common share:
Basic	$0.08	$0.10
Diluted	$0.07	$0.09

For the six months ended June 30, 2010 options to purchase 30,000 common shares were not included in diluted earnings per share because the effect would be anti-dilutive.

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Segment reporting

ASC 280 “Segment Reporting”, establishes standards for reporting information on operating segments in interim and annual financial statements.  The Company operates in two segments (i) selling the medical equipment and, (ii) providing the consultancy, repairs and maintenance services for the customers.  The chief operating decision-makers review the Company’s operation results on an aggregate basis and manage the operations as two operating segments as disclosed in note 13.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

Summary of significant accounting policies (…/Cont’d)

Financial instruments with characteristics of both liabilities and equity

The Company accounts for its Series A Preferred Stock in accordance with ASC 480 “Distinguishing Liabilities from Equity” and ASC 815 “Derivatives and Hedging”~~.~~ We have determined that our Series A Preferred Stock is not mandatorily redeemable. Accordingly, the Company accounts for the Preferred stock as permanent equity.

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

Fair value measurements

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

Level 1 -	Quoted prices in active markets for identical assets or liabilities.
Level 2 -
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 -	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

The carrying values of cash and cash equivalents, account receivable, and account payable, approximate fair values due to their short maturities.

There was no asset or liability measured at fair value on a non-recurring basis as of June 30, 2010 or 2009.

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

In June 2009, the FASB issued Updates No. 2009-01, which establishes the FASB Accounting Standards Codification TM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. We adopted the Codification when referring to GAAP in this quarterly report on Form 10-Q for the fiscal period ending June 30, 2010. The adoption of the Codification did not have an impact on our consolidated results.

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

In April 2010, the FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect a material impact on its consolidated financial statements upon the adoption of the new accounting standard.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	June 30, 2010	December 31, 2009

Raw materials	$455,358	$281,112
Work-in-progress	1,445,369	1,078,788
	$1,900,727	$1,359,900

Final assembly of our products, including installation of radioactive source materials, is conducted on site at our customers’ locations. Our products are not considered to be finished good (available for sale in the normal course of business) until such time as the source material is installed in the units.

NOTE 4 – OTHER RECEIVABLES

Other receivables, net, consisted of the following:

	June 30, 2010	December 31, 2009
Other receivables
- current portion
- construction in progress paid on behalf of landlord (a)
current portion	$157,814	$156,759

- loan or advance to staff for business travelling	86,705	43,072
- utilities and rental deposits	1,961	1,948
- prepaid expenses made by director	2,949	2,930
- others (net of allowance for doubtful accounts
of $737,311 and $732,386)	47,547	44,081
Other receivables – current portion	$296,976	$248,790

Other receivables - Non-current portion	$1,451,168	$1,582,093

(a)
Under the agreement signed with the landlord, Shenzhen OUR Technology Co., Ltd., Shenzhen Hyper will make payment for the construction in progress of the building in advance on behalf the landlord. Meanwhile, Shenzhen Hyper signed a rental agreement with the landlord to rent the building for 20 years at about US $23,500 (RMB160,000) per month. The balance of the amount due from the landlord will be used to set off with the rental expenses incurred by Shenzhen Hyper.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30, 2010	December 31, 2009

Building improvements	$173,390	$172,232
Buildings	2,323,067	2,307,550
Production equipment	662,092	656,423
Furniture, fixture and office equipment	403,113	366,868
Motor vehicles	188,568	187,308
	3,750,230	3,690,381
Less: Accumulated depreciation	(1,299,661)	(1,169,594)
	$2,450,569	$2,520,787

Depreciation expense is included in the consolidated statements of income. For the six months ended June 30, 2010 and 2009, depreciation expenses were $121,526 and $122,540, respectively.

NOTE 6 - LAND USE RIGHT

Land use right consisted of the following:

	June 30, 2010	December 31, 2009

Land use right	$936,241	$939,575

Land use right represents prepaid lease payments to the Local Government for land use right held for a period of 50 years from January 20, 2009 to December 26, 2058 in Wuhan, People’s Republic of China.

Land use right is amortized using the straight-line method over the lease term of 50 years.  The amortization expense for the six months ended June 30, 2010 and 2009 were $9,599 and $7,984, respectively.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 7 – INTANGIBLE ASSETS

Intangible assets, net consisted of the following:

	June 30, 2010	December 31, 2009
Patent technology in Shenzhen Hyper (A)	$1,474,622	$1,464,772
Patent technology in Portola Medical, Inc. (B)	250,000	-
Less: Accumulated amortization	(733,850)	(687,686)
	$990,772	$777,086

(A) Patent represents a patent technology for the production of a component of the radiation treatment system. The patent was applied prior to its injection to Shenzhen Hyper as a capital contribution. Pursuant to the patent certificate, the patent was valid for 20 years from the application date, May 1999. Therefore it was amortized over the rest of the valid patent period, which is the estimated remaining useful life.

(B) Patent acquired in Portola Medical, Inc. No amortization expense have been charged since the amount is immaterial.

Patent technology is utilized in the production of medical equipment and is amortized over its estimated useful life.

Amortization expenses were $41,310 and $41,230 for the six months ended June 30, 2010 and 2009 ($4,794 and $3,191 for the three months ended March 31, 2010 and 2009). The expected amortization for the next five years and thereafter is as follows:

	Patent technology in	Patent technology in
	Portola	Shenzhen
	Medical, Inc.	Hyper	Total
For the twelve months ended June 30
2011	$12,500	$83,076	$95,576
2012	12,500	83,076	95,576
2013	12,500	83,076	95,576
2014	12,500	83,076	95,576
2015	12,500	83,076	95,576
Thereafter	187,500	325,392	512,892
TOTAL	$250,000	$740,772	$990,772

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 8 – ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following:

	June 30, 2010	December 31, 2009

Accrued expenses	$430,352	$365,923
Accrued payroll and welfare	190,268	188,125
Value added tax, other taxes payable and surcharges	991,687	1,121,406
Customer deposits	12,252	1,185
	$1,624,559	$1,676,639

NOTE  9 – NON-CONTROLLING INTEREST

Non-controlling interest included in the Company’s balance sheets as of June 30, 2010 represent 25% equity interest in Shenzhen Hyper.

NOTE  10 –AMOUNTS DUE TO RELATED PARTIES

A summary of related party payables at June 30, 2010 (unaudited) and December 31, 2009 is as follows:

Amounts due to related parties at June 30, 2010 and December 31, 2009 represents the remaining balance due to Clear Honest International Limited which was former shareholder of Allied Moral pursuant to the 2007 share redemption as well as advances related to the acquisition of Changdu Huiheng.

In June 2010, cash consideration of $260,000 and relevant expenses of $30,000 for acquiring the new subsidiary, Portola Medical, Inc., were paid in advance by the Company’s Chairman, Hui Xiaobing.

NOTE 11 –STOCKHOLDERS’ EQUITY

(a)      Capital

The Company has authorized 74,000,000 shares of Common stock. As of June 30, 2010, 23,635,290 shares were issued and 13,935,290 shares were outstanding which is net of 9,700,000 treasury shares contributed from Mill Basin’s shareholders.

The Company has authorized 1,000,000 shares of Preferred stock, with 300,000 shares designated as Series A convertible preferred stock. As of June 30, 2010, 220,467 shares were issued and outstanding with a liquidation preference of $8,267,513.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 11 –STOCKHOLDERS’ EQUITY (…/Cont’d)

(b)      Retained Earnings

As of June 30, 2010, the Company established and segregated in retained earnings an aggregate amount for the Statutory Surplus Reserve and the Statutory Common Welfare Fund of $1,310,516.

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

NOTE 12 - PORTOLA MEDICAL, INC. ACQUISITION

The Company entered into an Agreement to purchase all the common stock of Portola Medical, Inc, dated May 7, 2010, from Three Arch Capital, L.P., TAC Associates, L.P., Three Arch Partners IV, L.P., and Three Arch Associates IV, L.P.

The authorized capital stock of Portola Medical, Inc. consists of Common Stock, par value $0.01 per share, of which 100 shares were issued and outstanding. Under the terms of the Agreement, the Company acquired 100% of the common stock in Portola Medical, Inc. at $2,600 per share and the total consideration is $260,000.

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed, based on their fair values:

Property, plant, and equipment	$31,508
Intangible assets	250,000
Total asset acquired	281,508
Total liabilities assumed	-
Net assets acquired	$281,508

The net assets acquired exceeded the purchase price by $21,508 which was recorded as a gain on business acquisition. Included in the net assets acquired, $250,000 represents the cost of acquired intangible assets, which is made up of 8 patents with 20-year useful life (Note 7).

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 13 - SEGMENT REPORTING

The Group has two reportable segments: products and services.

The following table presents information about the Company’s operating segments for the six months ended June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009
Revenues:
Products	$-	$-
Services	2,808,195	3,030,253
Other	29,563	732,555
	$2,837,758	$3,762,808

	June 30, 2010	June 30, 2009
Operating (loss) income:
Products	$(59,784)	$(104,768)
Services	2,514,768	2,750,627
Other	29,563	732,555
	2,484,547	3,378,414
Corporate expenses	(1,253,591)	(1,735,879)
Operating income	$1,230,956	$1,642,535

Other revenue consists principally of government financial subsidies to Changdu Huiheng.

NOTE 14 – INCOME TAXES

Huiheng Medical, Inc. is a non-operating holding company. All of the Company’s income before income taxes and related tax expenses are from PRC sources. The Company’s PRC subsidiaries file income tax returns under the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

Income tax expense for the three months ended June 30, 2010 and 2009 was $313,782 and $345,687, respectively.

As Changdu Huiheng, Huiheng’s subsidiary, is located in the western area in the PRC and is within the industry specified by relevant laws and regulations of the PRC, the tax rate applicable to Changdu Huiheng is 15% (2009: 12%).

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

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 14 – INCOME TAXES (…/Cont’d)

A reconciliation of the expected income tax expense to the actual income tax expense for the period ended June 30, 2010 and 2009 are as follows:

	Six Months Ended June 30,
	2010	2009

Income before income taxes	$1,297,070	$1,659,289

Expected PRC income tax expense at statutory tax rate of 25% (2009: 25%)	324,268	414,822
Non-deductible expenses	1,434	39,891
Others	147,596	206,158
Tax rate differences	(154,139)	(315,184)
Actual income tax expense	$319,159	$345,687

The PRC tax system is subject to substantial uncertainties and has been subject to recently enacted changes. The interpretation and enforcement of which are also uncertain. The Company remains open to examination by the major jurisdictions to which the Company is subject to, in this case, the PRC tax authorities.

No deferred tax liability has been provided as the amount involved is immaterial.

NOTE 15 – CONCENTRATION OF CREDIT RISK

Customers’ concentrations

Customers accounting for 10% or more of the Group’s net revenue as follows:

	Six months ended June 30,
	2010	2009
	%	%
Customer A	53%	53%
Customer B	35%	33%
Customer C	11%	-

Three customers accounted for 99% and three customers accounted for 93% of revenue for the six months ended June 30, 2010 and 2009, respectively. These customers also accounted for 84% and 77% of accounts receivable as of June 30, 2010 and 2009, respectively. As a result, a termination in relationship with or a reduction in orders from any of these customers could have a material impact on the Company’s results of operations and financial condition.

Except as disclosed above, no other single customer accounted for 10% or more of the Group’s net revenue for the six months ended June 30, 2010 and 2009.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 15 – CONCENTRATION OF CREDIT RISK (…/Cont’d)

Other credit risks

As of June 30, 2010, all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which were insured or collateralized. However, management believes those financial institutions are of high credit quality and has assessed the loss arising from the non-insured cash and cash equivalents from those financial institutions to be immaterial to the consolidated financial statements. Therefore, no loss in respect of the cash and cash equivalent were recognized as of June 30, 2010.

NOTE 16 - FOREIGN OPERATIONS

Operations

All of the Company’s operations are carried out and substantially all of its assets are located in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency fluctuation and remittances and methods of taxation, among other things.

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

NOTE 17 - OPERATING LEASE COMMITMENTS

As of June 30, 2010, the total future minimum lease payments under non-cancellable operating leases in respect of premises are $4.91 million (RMB33.28 million), which was based on the closing rate as of June 30, 2010. The amounts payable are as follows:

For the twelve months ended June 30
2011	$275,189
2012	275,189
2013	275,189
2014	275,189
2015	275,189
Thereafter	3,531,596
TOTAL	$4,907,541

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report.  In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report. See also Risk Factors contained in our Form 10-K for the year ended December 31, 2009.

OVERVIEW

We develop, design and sell precision radiotherapy equipment used for the treatment of cancerous tumours. In addition to providing radiotherapy equipment, we also offer our customers comprehensive post-sales services for our products as well as products manufactured by others. These services include radioactive cobalt source replacement and disposal, medical expert training, clinical trial analysis, patient tumour treatment analysis, software upgrades and patient care consulting. We currently have five products: the Super Gamma System (“SGS”), the Body Gamma Treatment System (“BGTS”), OPEN Stereotactic Gamma-ray Radiotherapy System, the Head Gamma Treatment System (“HGTS”) and a multileaf collimator device (“MLC”) used in conjunction with a linear accelerator.

We currently sell our products primarily to a small number of hospital equipment investors in the People’s Republic of China (“PRC” or “China”), who install our systems in hospitals or clinics.  We also offer comprehensive post-sales services for our medical equipment to our customers.  The service contracts are negotiated and signed independently and separately from the sales of medical equipment.  Our post-sales services include radioactive cobalt source replacement and disposal, medical expert training, clinical trial analysis, patient tumor treatment analysis, product maintenance, software upgrades, and consulting.

Further, we have sought to expand our product offering. Accordingly, we successfully acquired Portola Medical, Inc., whose primary asset consists of its rights to develop, manufacture and sell an adjustable Multi-Catheter Source Applicator which is intended to provide brachytherapy when a physician chooses to deliver intracavitary radiation to the surgical margins following lumpectomy of breast cancer.  We plan to market and sell this product in the United States and in Asia.

In addition, our research and development team is focused on developing and producing technologically advanced radiotherapy and gamma treatment systems (“GTS”) products.  Currently, the focus of our research and development efforts is on five main projects.  The first project is the development of next-generation SGS unit that will incorporate advanced radiotherapy technologies through the addition of an Image Guided System (“IGS”), which improves the targeting of the radiation beam through use of computer-generated images, and a Respiration Tracking System (“RTS”), which automatically adjusts the targeting of the radiation to compensate for the patient’s breathing.  The other major projects include the development of an integrated linear accelerator (“LINAC”) and multileaf collimator unit, another type of radiotherapy device that is used in less demanding applications, an advanced magnetic resonance imaging (“MRI”) device and an industrial LINAC unit used for, among other things, preserving food through irradiation.  These projects are in various stages of development.

RESULTS OF OPERATIONS

Comparison of three months ended June 30, 2010 and 2009

The following table sets forth certain information regarding our results of operation.

	Three Months Ended June 30
	2010	2009
Statements of Operations Data
Revenues	$1,436,905	$2,364,189
Cost of Revenues	201,494	191,566
Gross Profit	1,235,411	2,172,623
Operating Expenses
Sales and marketing expenses	60,098	78,158
General and administrative expenses	654,069	566,197
Research and development costs	21,498	118,485
Other income	76,611	(10,792)
Income from operation before income tax expenses	576,357	1,398,991
Income tax expenses	186,355	212,010
Net income	390,002	1,186,981

Operating Revenues

For the three months ended June 30, 2010, revenues amounted to $1,436,905, a decrease of $927,284, or 39%, compared to $2,364,189 for the same period of the prior year. This decrease was primarily due to less revenue from services for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. We did not recognize any revenue from product sales.

Revenues from product sales, services and tax refunds and subsidies are broken down below.

There was no revenue from product sales for the three months ended June 30, 2010, representing no change from the amount of product sales from the same period of the prior year. No units were installed in the three months ended June 30, 2010 nor were any units installed in the three months ended June 30, 2009. This lack of any unit installation was due primarily to the following factors: (i) the first two quarters of the year are typically the lowest season for our business (due partially to the occurrence of the Chinese New Year); and (ii) the unit sales process took longer than expected.

Revenues from services were $1.41 million for the three months ended June 30, 2010, representing a decrease of $0.22 million, or 13.5%, compared to $1.63 million in revenue from services from the same period of the prior year. This decrease was mainly due to the Company’s provision of occasional and extra repair service to a customer in the same period last year that did not occur in the three months ended June 30, 2010.

Other revenue consists principally of government financial subsidies to Changdu Huiheng for the three months ended June 30, 2010, and totalled $29,563, representing a decrease of $702,992, or 96.0%, compared to $732,555 for the same period of the prior year. The Company did not receive any tax refunds or subsidies for the three months ended June 30, 2009. For the three months ended June 30, 2009, the Company received an outstanding amount of $0.73 million which was previously written off in prior years. The Company did not receive a similar payment for the three months ended June 30, 2010.

Cost of Revenues

For the three months ended June 30, 2010, the total cost of revenues amounted to $201,494, an increase of $9,928, or 5.2%, compared to $191,566 for the same period of the prior year. This increase was due to increased travel expenses for the service engineers.

Gross Margin

As a percentage of total revenues, the overall gross margin decreased to 86% for the three months ended June 30, 2010 as compared with 91.90% for the same period in the prior year. This decrease was due to the decrease of revenue from service in the three months ended June 30, 2010 and the reversal of allowance of the prior year’s doubtful account in this same period of 2009.

Operating Expenses

Sales and marketing expenses

Sales and marketing expenses mainly consist of salaries and related expenses for personnel engaged in sales, marketing and customer support functions and costs associated with advertising and other marketing activities. Sales and marketing expenses were $60,098 for the three months ended June 30, 2010, a decrease of $18,060, or 23.1%, compared with $78,158 for the same period of the prior year. This decrease in sales and marketing expenses resulted from less marketing activities in this period, compared with the same period of the prior year.

General and administrative expenses

General and administrative expenses amounted to $654,069 for the three months ended June 30, 2010, representing an increase of $87,872, or 15.5%, compared to $566,197 for the same period of the prior year. The increase in general and administrative expenses resulted from an increase of consulting fees for legal services.

Research and development expenses

Research and development expenses are comprised primarily of employee compensation, materials consumed and experiment expenses for specific new product research and development, and any expenses incurred for basic research for advanced technologies. Research and development expenses were $21,498 for the three months ended June 30, 2010, a decrease of $96,987, or 81.9%, compared to $118,485 in the same period of the prior year. This decrease was mainly due to the Company incurring fewer expenses related to research and development in the applicable period for this quarterly report.

Income Tax Provision

For the three months ended June 30, 2010, the Company’s income tax provision was $186,355, compared to $212,010 for the same period of the prior year, representing a decrease of $25,655, or 12.1%. The decrease in income tax was due to the decrease of income in the three months ended June 30, 2010, compared to the same period of the prior year.

Net Income

For the three months ended June 30, 2010, the Company’s net income amounted to $390,002, a decrease of $796,979, or 32.9%, compared to $1,186,981 for the same period of the prior year. This decrease was attributable to (i) the significant decrease of revenues from service in the three months ended June 30, 2010 and (ii) the Company’s reversal of the 33.9% allowance provided for the whole year’s doubtful accounts for the same period of the prior year. This reversal did not occur in the three months ended June 30, 2010.

Comparison of six months ended June 30, 2010 and 2009

The following table sets forth certain information regarding our results of operation.

	Six Months Ended June 30
	2010	2009
Statements of Operations Data
Revenues	$2,837,758	$3,762,808
Cost of Revenues	297,926	333,912
Gross Profit	2,539,832	3,428,896
Operating Expenses
Sales and marketing expenses	122,221	143,619
General and administrative expenses	1,149,817	1,434,853
Research and development costs	36,838	207,889
Other income	66,114	16,754
Income from operation before income tax expenses	1,297,070	1,659,289
Income tax expenses	313,782	345,687
Net income	983,288	1,313,602

Operating Revenues

For the six months ended June 30, 2010, revenues amounted to $2,837,758, a decrease of $925,050, or 24.6%, compared to $3,762,808 for the same period of the prior year. This decrease was primarily due to less revenue from services for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. We did not recognize any revenue from product sales.

Revenues from product sales, services and tax refunds and subsidies are broken down below.

There was no revenue from product sales for the six months ended June 30, 2010, representing no change from the amount of product sales from the same period of the prior year. No units were installed in the six months ended June 30, 2010 nor were any units installed in the six months ended June 30, 2009. This lack of any unit installation was due primarily to the following factors: (i) the first two quarters of the year is typically the lowest season for our business (due partially to the occurrence of the Chinese New Year); and (ii) the unit sales process took longer than expected.

Revenues from services were $2,808,195 for the six months ended June 30, 2010, representing a decrease of $222,058, or 7.3% compared to $3,030,253 in revenues from services from the same period of the prior year. This decrease was mainly due to the Company’s provision of occasional and extra repair service to a customer in the same period last year that did not occur in the six months ended June 30, 2010.

Other revenue consists principally of government financial subsidies to Changdu Huiheng for the six months ended June 30, 2010, and totalled $29,563, representing a decrease of $702,992, or 96.0%, compared to $732,555 for the same period of the prior year. The Company did not receive any tax refunds or subsidies for the six months ended June 30, 2009. For the six months ended June 30, 2009, the Company received an outstanding amount of $0.73 million which was previously written off in prior years. The Company did not receive a similar payment for the six months ended June 30, 2010.

Revenue Backlog

Revenue backlog represents the total amount of unrecognized revenue associated with existing purchase orders for our products. Any deferral of revenue recognition is reflected in an increase in backlog as of the end of the applicable period. The backlog as of June 30, 2010 amounted to $11.82 million, representing a decrease of $0.15 million, or 1.3%, compared to $11.97 million as of June 30, 2009. The backlog has remained steady due to regulatory approval delays concerning client facility preparation needed to install our products, which caused some of the units to stay in our backlog longer than we expected.

The purchase orders are not cancellable and are subject to certain conditions, including but not limited to, customers obtaining regulatory approval from their local government for our products. Notwithstanding, we expect the purchase orders comprising the revenue backlog to be installed in the second half of 2010 and 2011.

Cost of Revenues

For the six months ended June 30, 2010, the total cost of revenues amounted to $297,926, a decrease of $35,986, or 10.7%, compared to $333,912 for the same period of the prior year. This decrease was due to decreased travel expenses for the service engineers.

Gross Margin

As a percentage of total revenues, the overall gross margin decreased to 90% for the six months ended June 30, 2010 as compared with 91% for the same period in the prior year. This decrease was due to the decrease of revenue from service in the six months ended June 30, 2010 and the reversal of allowance of the prior year’s doubtful account in this same period of 2009.

Operating Expenses

Sales and marketing expenses

Sales and marketing expenses mainly consist of salaries and related expenses for personnel engaged in sales, marketing and customer support functions and costs associated with advertising and other marketing activities. Sales and marketing expenses were $122,221 for the six months ended June 30, 2010, a decrease of $21,398, or 14.9%, compared with $143,619 for the same period of the prior year. This decrease in sales and marketing expenses resulted from less marketing activities in this period, compared with the same period of the prior year.

General and administrative expenses

General and administrative expenses amounted to $1,149,817 for the six months ended June 30, 2010, representing a decrease of $285,036, or 20%, compared to $1,434,853 for the same period of the prior year. The decrease in general and administrative expenses resulted from a decrease in fees paid to our legal counsel and auditors.

Research and development expenses

Research and development expenses are comprised primarily of employee compensation, materials consumed and experiment expenses for specific new product research and development, and any expenses incurred for basic research on advanced technologies. Research and development expenses were $36,838 for the six months ended June 30, 2010, a decrease of $171,051, or 82.3%, compared to $207,889 in the same period of the prior year. This decrease was mainly due to the Company expending fewer costs related to research and development in the applicable period for this quarterly report.

Income Tax Provision

For the six months ended June 30, 2010, the Company’s income tax provision was $313,782, compared to $345,687 for the same period of the prior year, representing a decrease of $31,905, or 9.2%. The decrease in income tax was due to the decrease of income in the six months ended June 30, 2010, compared to the same period of the prior year.

Net Income

For the six months ended June 30, 2010, the Company’s net income amounted to $983,288, a decrease of $330,314, or 25.1%, compared to $1,313,602 for the same period of the prior year. This decrease was attributable to (i) the significant decrease of revenues from service in the three months ended June 30, 2010 and (ii) the Company’s reversal of the 33.9% allowance provided for the whole year’s doubtful accounts for the period of the prior year. This reversal did not occur in the six months ended June 30, 2010.

Comprehensive Income

For the six months ended June 30, 2010, the Company’s comprehensive income, which reflects the change in foreign currency translations on net income, amounted to approximately $1.0 million, a decrease of approximately $0.3 million, or 23.1%, compared to $1.3 million for the same period of the prior year. The foreign currency gain for the six month period ended June 30, 2010 was $165,590. The major decrease of this comprehensive income resulted from not recognizing any revenues from product sales over the period.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through the issuance of equity and cash flows from operations. We currently do not have any outstanding short-term or long-term bank debt. Our relatively high margins have historically provided us with sufficient cash to purchase various raw materials, meet our component inventory needs and pay our vendors. In addition, there are very few direct costs associated with our service business which further enhances our margins. We have longstanding, positive relationships with our vendors and have maintained favourable payment terms and believe that we will continue to maintain such favourable payment terms. Also, we believe that we can defer certain tax payments, if we choose to do so. We plan to raise additional equity capital that would help to finance a number of expansion initiatives including new product development.

As of June 30, 2010, the company had total assets of $28,762,317. Our cash was $123,287, accounts receivable were $17,177,023, prepayment and other receivables were $3,644,340 and inventories were $1,900,727. Working capital was approximately $19,417,814. The current ratio was approximately 6.67. The quick ratio was approximately 6.11.

Net cash used in operating activities totalled $192,451 for the six months ended June 30, 2010, an increase of $98,957 from $93,494 for the prior year. This increase resulted primarily from the following changes in the operating assets and liabilities:

•	$677,204 increase in accounts receivables;

•	$540,827 increase in inventories;

•	$206,160 increase in prepayments and other receivables;

•	$56,093 decrease in accounts payable;

•	$250,200 increase in tax payable; and

•	$52,080 decrease in accrued expenses and other current liabilities;

The increase in accounts receivable was due to a combination of factors:

First, the majority of our product sales and installations in 2009 occurred during the last quarter of the year. As a result of the short amount of time between the time of installation and the end of the period, our cash collection in the six months ended June 30, 2010 was lower than our cash collected over the same period of the prior year.

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

Net cash provided by/(used in) investing activities was $86,478 and ($224,237) for the six months ended June 30, 2010 and 2009, respectively. The cash provided by investing activities was from a related party advance. The cash used in investing activities was primarily used for the acquisition of a subsidiary entity this year, compared to land usage rights for our new manufacturing facility in Wuhan last year.

Cash flows from financing activities both amounted to nil for the three months ended June 30, 2010 and 2009.

On June 7, 2010, we completed the acquisition of Portola Medical, Inc. (see Note 1 to the Consolidated Financial Statements). Under the terms of the agreement, we acquired all of the outstanding shares of Portola Medical for $2,600 per share in cash (without interest) for a total purchase price of $260,000. The purchase price and related costs were funded by Mr. Hui Xiaobing, our chairman and chief executive officer, pursuant to an unsecured promissory note carrying interest at the short term Applicable Federal Rate and with a maturity date one year from its effective date, unless sooner accelerated upon an event of default.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 2 of the Consolidated Financial Statements.

New Accounting Standards

See Note 2 of the Consolidated Financial Statements for information regarding other new accounting standards that could affect us.

Contractual Obligations

Through our subsidiary, Shenzhen Hyper Technology Company, Ltd., we lease an office building from Shenzhen OUR Technology Co., Ltd. (“Shenzhen OUR”). We own 75% and Shenzhen OUR owns 25% of Shenzhen Hyper. The lease agreement is for a twenty year period at RMB160,000 (approximately USD $23,530) per month. Under the lease agreement, Shenzhen Hyper will make payments, on behalf of Shenzhen OUR, in connection with further construction of the office building. The balance of the amount due from the landlord will be used to set off the rental expenses incurred by Shenzhen Hyper.

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

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [REMOVED AND RESERVED]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No	Description
3.1	Articles of Incorporation, as revised, of Huiheng Medical, Inc. (1)

3.2	Amended and Restated Bylaws of Huiheng Medical, Inc. (2)

4.1	Amended and Restated Certificate of Designations of Rights and Preferences of the Series A 7% Convertible Preferred Stock (3)

10.1	Huiheng Medical, Inc. 2009 Share Plan (4)

10.2	Common Stock Purchase Agreement for Portola Medical, Inc. (5)

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Incorporated by reference to the exhibit to the registrant’s annual report on Form 10-KSB filed with the SEC on April 10, 2008.
(2)	Incorporated by reference to the exhibit to the registrant’s annual report on Form 10-KSB filed with the SEC on April 10, 2008.
(3)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K filed with the SEC on January 16, 2008.
(4)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K filed with the SEC on June 10, 2009.
(5)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K filed with the SEC on May 13, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUIHENG MEDICAL, INC.

Date: August 23, 2010	By:	/s/ Hui Xiaobing
Hui Xiaobing
Chief Executive Officer
(Principal Executive Officer)

Date: August 23, 2010	By:	/s/ Richard Shen
Richard Shen
Chief Financial Officer
(Principal Accounting and Financial Officer)