Form 10-K/A
period 2009-12-31
HUIHENG MEDICAL, INC.
filed 2010-09-17
CIK 1353972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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
☐Yes    ☒ No

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

EXPLANATORY NOTE

Huiheng Medical, Inc. (the “Company,” “we,” “our,” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Original Filing”), filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2010, in response to comments received from the SEC.  We are filing this Amendment to revise disclosure in Item 1. Business; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Item 13. Certain Relationships and Related Transactions, and Director Independence; and the Signatures.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.  Other events occurring after the filing of the Amendment or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of this Amendment.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer are also being filed and/or furnished as exhibits to this Form 10-K/A.

TABLE OF CONTENTS

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

In June 2010, the Company acquired Portola Medical, Inc., whose primary asset consists of its rights to develop, manufacture and sell an adjustable Multi-Catheter Source Applicator which is intended to provide brachytherapy when a physician chooses to deliver intracavitary radiation to the surgical margins following lumpectomy of breast cancer.  We plan to market and sell this product in the United States and in Asia.

Government Regulation

The sale and marketing of our products are subject to regulation in the PRC and in most other countries where we intend to conduct business.  For a significant portion of our products, we need to obtain and renew licenses and registrations with the PRC State Food and Drug Administration (“SFDA”) and its equivalent in other markets.

Regulation

Our products are subject to regulatory controls governing medical devices. Our SGS, BGTS and GTS products are authorized by the State Food and Drug Administration (SFDA), which is the regulatory institution for medical devices in the PRC. As a developer of medical equipment, we are subject to regulation and oversight by different levels of the SFDA. We are also subject to other government laws and regulations which are applicable to developers in general. SFDA requirements include obtaining production permits, compliance with clinical testing standards, development practices, quality standards, applicable industry and adverse reporting, and advertising and packing standards.

On April 1, 2000, SFDA formulated a set of regulations for the medical device market - “Regulations for the Supervision and Administration of Medical Devices” - which included general provisions, administration of medical devices, administration of production, distribution and use of medical devices, supervision of medical devices, penalties, and supplementary provisions. Recent regulatory changes in the PRC include improvements in the supervision and efficiency of medical devices testing, introduction of a new pricing policy for medical devices, and introduction of a new regulation - “Provisions on Daily Supervision and Administration of Medical Devices Manufacturing Enterprises,” by SFDA in 2006.  In addition, among other recently issued regulations, “Measure for the Examination of Medical Apparatus Advertisements” came into effect on May 20, 2009.  Also on May 20, 2009, the “Standard for the Examination of Medical Apparatus Advertisements” came into force.

Classification of medical devices

In China, medical devices are classified into three different categories, Class I, Class II and Class III, depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Classification of a medical device is important because the class to which a medical device is assigned determines, among other things, whether a developer needs to obtain a production permit and the level of regulatory authority involved in obtaining such permit. Classification of a device also determines the types of registration required and the level of regulatory authority involved in effecting the registration.

Class I devices are those with low risk to the human body and are subject to “general controls.” Class I devices are regulated by the local food and drug administration of the city where the manufacturer is located. Class II devices are those with medium risk to the human body and are subject to “special controls.” Class II devices require product certification, usually through a quality system assessment, and are regulated by the food and drug administration of the province where the manufacturer is located. Class III devices are those with high risk to the human body, such as life-sustaining, life-supporting or implantable devices, and are regulated by the SFDA under the strictest regulatory control.

Our products are classified as Class III devices, and are therefore subject to all regulatory controls governing Class III medical devices.

Production permit for medical devices

A developer  must obtain a production permit from the provincial food and drug administration before commencing the development of Class II or Class III medical devices. A production permit, once obtained, is valid for four years and is renewable upon expiration. To renew a production permit, a developer   must submit to the provincial food and drug administration an application to renew the permit, along with required information six months before the expiration date of the permit. In September 2007 we applied for a renewal of our production permit, which was promptly renewed in December 2007.

Registration requirements of medical devices

In accordance with the “Administration Measures Regarding Medical Device Registration” implemented on August 9, 2004, before a medical device can be developed for commercial distribution, a developer must obtain medical device registration by establishing, to the satisfaction of respective levels of the food and drug administration, the safety and effectiveness of the medical device. In addition, in order to conduct a clinical trial on a Class II or Class III medical device, the SFDA requires developers to apply and to obtain in advance a favorable inspection result for the device from a third party inspection center approved by the SFDA. The application to the inspection center must be supported by required data, such as animal and laboratory testing results, as well as certain pre-clinical and clinical trial data. If approved, the medical device registration is valid for four years.

The SFDA occasionally changes its policies, adopts additional regulations, revises existing regulations or tightens enforcement, each of which could block or delay the approval process for a medical device.

All of the products that we currently sell, including the OPEN Stereotactic Gamma-ray Radiotherapy System, Stereotactic Gamma-ray Whole Body Therapeutic System (SGS-1), Multi-leaf Collimator, TOP Stereotactic Gamma-ray Radiotherapy System, Whole Body Sterotactic Gamma System (SGS-1+), Head Gamma Treatment System (HGTS) and Body Gamma Treatment System (BGTS) have obtained SFDA approval.  The Medical Linear Accelerator (LINAC) we currently sell is manufactured by Shinwa.  As of February 8, 2010, we filed an application with the SFDA seeking approval of a LINAC product manufactured by the Company.  We will sell our own LINAC product once we obtain SFDA approval.

Continuing SFDA regulations

We are subject to continuing regulation by the SFDA. In the event of significant modification to an approved medical device, its labeling or its manufacturing process, a new pre-market approval or pre-market approval supplement may be required. Our GTS products are subject to, among others, the following regulations:

•	SFDA’s quality system regulations, which require developers to create, implement and follow certain design, testing, control, documentation and other quality assurance procedures;

•	medical device reporting regulations, which require that developers report to the SFDA certain types of adverse reactions and other events involving their products; and

•	SFDA’s general prohibition against promoting products for unapproved uses.

Class II and III devices may also be subject to special controls applicable to them, such as supply purchase information, performance standards, quality inspection procedures and product testing, which may not be required for Class I devices. We believe we are in compliance with the applicable SFDA guidelines, but we could be required to change our compliance activities or be subject to other special controls if the SFDA changes or modifies its existing regulations or adopts new requirements.

We are also subject to inspection and market surveillance by the SFDA to determine compliance with regulatory requirements. If the SFDA decides to enforce its regulations and rules, the agency can institute a wide variety of enforcement actions, such as:

•	fines, injunctions and civil penalties;

•	recall or seizure of our products;

•	the imposition of operating restrictions, partial suspension or complete shutdown of production; and

•	criminal prosecution.

Regulatory requirements for developing international markets

We believe that the regulatory requirements of some international markets we are targeting will be satisfied at least in part by the regulatory approvals granted by the SFDA. We believe that compliance with regulatory requirements in the international markets that we are targeting in the near term will ultimately be the responsibility of the local distributor, especially in markets where regulators will rely on the SFDA approval process. We have not fully evaluated the regulatory requirements of these markets and our ability to comply with the requirements of a jurisdiction will be a factor in our expansion plans. These requirements may include: the need for additional clinical trials; compliance with labeling, advertising and promotion restrictions; manufacturing and quality control obligations; and post-market reporting and record keeping obligations.

Customers

The end users of our products are hospitals and clinics that treat various types of tumors, although our equipment is generally purchased by third party hospital equipment investors that place our units in the hospital or clinic under a financing arrangement.  We have a limited number of customers in the PRC (with one customer accounting for approximately 64% of our sales for the year ending December 31, 2009) and the health care institutions that are the end users of our products are located in most of the provinces in China.  While we are expanding our own sales and marketing capabilities and developing an internal distribution network to facilitate direct sales, we will still need to cooperate with third party investors who provide lease financing for the health care institutions.

In an effort to expand our customer base outside of China, we have entered into distribution agreements with companies located in India, Argentina, Ukraine, Chile, Russia, Hungary, South Korea and Peru.  These agreements were entered into from September 2005 through October 2007.  Based on our experience with our distributor in India (where obtaining regulatory approval took more than two years from the execution of the agreement in January 2006), we expect that it will take at least two years from commencement of a distribution agreement before sales commence in those countries, and substantially longer if the applicable regulatory authorities require clinical trials or additional data beyond what was required to obtain SFDA approval.  In addition, we understand that in several countries the local distributors have delayed filing for regulatory approval until they have reasonable assurance that there is a hospital or treatment center in the country that wants to acquire the equipment and there is a feasible source of financing.  In general, regulatory approval delays concerning client facility preparation needed to install our products often delay the sale and installation of our products.  In certain instances, such as in Peru, the distributor has obtained regulatory approval, but shipment of our products has been delayed as a result of delays in completion of the treatment center where our products will be installed.

Materials and Components

Our manufacturing activities are outsourced and performed by others. We obtain components for our products and assembly services from a network of third party suppliers located in Shenzhen, Beijing, Wuhan and Chengdu, which are considered some of the industrialized areas of China. We obtain our Cobalt 60 sources from Beijing Shuangyuan Isotope Co. Ltd. and Chengdu Zhonghe Isotope Co. Ltd.; electrical cabinets from Wuhan Shankuo Mechanical & Electrical Equipment Co. Ltd; main engines from Jiangsu Duoling Numerical Control Machine Tool Co. Ltd and Chengdu Aviation Plastic Modeling Co. Ltd; and positioning beds from Shenzhen Tianda High-Tech Material Co. Ltd. Although we work closely with these organizations, component shortages may occur from time to time. We do not have long-term agreements with our suppliers. Instead, we obtain these products and services on a purchase order basis. Because of the knowledge of our suppliers concerning our requirements, we would have some difficulties, in the short run, replacing a supplier.

Our major assembly processes are “dry,” meaning that they do not involve significant quantities of solvents, plating solutions or other types of materials that lead to the generation of large amounts of hazardous wastes, process wastewater discharges or air pollutant emissions. Our GTS devices use radioactive isotopes, and the proper handling of this material, both prior to installation and after removing it from a device for replacement, which must occur periodically, is initially our responsibility. However, under current Chinese law and the arrangements that we have with our waste handler, the responsibility and liability for management of that waste transfers to the waste handler with the waste itself.

We periodically review the performance of our suppliers and manufacturers, which includes an evaluation of any quality issues and corrective actions.

Intellectual Property

We have been issued 29 patents in China covering radiotherapy devices, switching devices, and various other aspects of the Gamma Treatment System. The first such Chinese patent will expire in 2010, with the remainder expiring at various times from 2013 through 2027. We have also been issued one patent in the United States and one patent in the European Union. These foreign patents expire between 2020 and 2027. We intend to patent our new inventions both in China and internationally and have filed a total of approximately 15 patent applications in the PRC, U.S. and EU.

In addition, pursuant to our acquisition of Portola Medical, Inc. in June of 2010, we acquired one additional U.S. patent and eight pending U.S. patent applications (“Portola Patents”).  The Portola Patents relate to an adjustable Multi-Catheter Source Applicator which is intended to provide brachytherapy when a physician chooses to deliver intracavitary radiation to the surgical margins following lumpectomy of breast cancer.

Our patents cover the intellectual property we use in our products; we do not license patent rights from others for our products. Management is not aware of any current or previous infringement of the existing patents. If any infringement occurs, our management intends to vigorously prosecute actions to halt the infringement and recover damages if the value of the patent is judged at the time to be sufficient to justify that effort.

Employees

As of December 31, 2009, we had 96 employees, of which 81 were full-time employees and 15 were part-time employees. Of such employees, 52 were in research and development, 21 were in sales and customer support, and 23 were in finance and administration. We consider our relations with our employees to be good.

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	30,000	$5.00	1,536,666
Equity compensation plans not approved by security holders	-	-	-
Total	30,000	$5.00	1,536,666

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

Our expansion plans include broadening our product offering.  Our research and development team is focused on developing and producing technologically advanced radiotherapy and GTS products.  We currently have 29 patents issued in the PRC, one patent in the U.S., one patent in the European Union, and additional patent applications pending.  Our SGS, BGTS and GTS products are approved for use in China by the State Food and Drug Administration (“SFDA”), an agency of the Ministry of Healthcare of the PRC.

Our future research and development efforts will focus on developing an advanced magnetic resonance imaging (“MRI”) device and an industrial linear accelerator (“LINAC”) unit used for, among other things, preserving food through irradiation.  We will pursue these projects pending the availability of funds for future research and development.

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

We will continue to pursue relationships with foreign medical equipment technology leaders to provide high quality, low cost manufacturing services and China-based distribution for their products.

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

In October 2009, the FASB issued authoritative guidance that amends existing guidance for identifying separate deliverables in a `-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenue based on those separate deliverables.  The guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance and is required to be applied prospectively to new or significantly modified revenue arrangements.  This guidance, for which the Company is currently assessing the impact on its financial condition and results of operations, will become effective for the Company on January 1, 2011.

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

Income tax provision

Our effective tax rate was 16.27% for the year ended December 31, 2009, compared to 16.69% for the year ended December 31, 2008.  This small decrease in effective tax rate resulted from a combination of factors.  The tax rate payable at each level of our operations is different.  In 2009, the tax rate payable at Changdu Huiheng is 10%, Wuhan Kangqiao is 25%, and Shenzhen Hyper is 9%.  In 2008, the tax rate payable at Changdu Huiheng was 12%, at Wuhan Kangqiao was 15% and at Shenzhen Hyper was 0%.  The effective tax rate is the result of a combination of taxes paid in different items and at different levels.  Although the effective tax rate increased, comprehensive tax paid decreased to $671,000 in 2009 from $774,000 in 2008 as a result of lower revenues in 2009 compared with 2008.

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

Comparison of years ended December 31, 2008 and 2009

Net cash from operating activities totaled a negative of $565,956 for the year ended December 31, 2009, a further decrease of $307,916 compared to a negative cash flow of $258,040 for the prior year.  This decrease resulted primarily from the following changes in the operating assets and liabilities:

☐	$5.72 million increase in accounts receivables;

☐	$6,548 increase in inventories;

☐	$0.7 million decrease in prepayments and other receivables;

☐	$11,633 increase in accounts payable;

☐	$368,201 increase in tax payable; and

☐	$257,995 increase in accrued expenses and other current liabilities.

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

The following table sets forth compensation paid to our non-executive directors for the fiscal year ended December 31, 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)

Li Daxi	$21,000	$-	$-	(1)	$-	$-	$-	$21,000

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

Name and Address	Shares Beneficially Owned	Percentage Ownership	Shares of Common Stock Issuable on Conversion

Chardan China Investments, LLC (1) 402 West Broadway, Ste. 2600 San Diego, CA 92101	52,667	23.89%	553,224

Platinum Partners Value Arbitrage Fund, L.P. (2) 152 West 57th St. New York, NY 10019	48,988	22.22%	514,580

Kenneth Greif 240 Maple Street Englewood, NJ 07631	20,000	9.07%	210,084

Atlas Master Fund, Ltd. (3) 135 East 57th St. New York, NY 1002	15,087	6.84%	158,477

(1) Richard D. Propper exercises voting and investment control over the shares of Series A Preferred Stock held by Chardan China Investments, LLC.

(2) Mark Nordlicht exercises voting and investment control over the shares of Series A Preferred Stock held by Platinum Partners Value Arbitrage Fund, L.P.

(3) Scott Schroeder exercises voting and investment control over the shares of Series A Preferred Stock held by Atlas Master Fund, Ltd.

Securities Authorized for Issuance under Equity Compensation Plans

Please see Item 5 for this information.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

In June, 2009, Tibet Changdu Huiheng Development Co., Ltd. (“Changdu Huiheng”), a subsidiary of the Company, received $732,869 from Shenzhen Huiheng Industry Co., Ltd. (“Huiheng Industry”), a company owned by Mr. Hui Xiaobing, the Company’s Chairman and CEO.  That amount relates to the payment by Huiheng Industry in connection with the RMB 5 million obligation owed by Huiheng Industry to Changdu Huiheng consisting of (i) an original advance of $640,690 associated with Huiheng Industry’s 2004 acquisition of a 10% equity interest in Changdu Huiheng, and (ii) an interest free and unsecured advance it received for working capital originally in the amount of $47,410 in 2005 (collectively, the “Obligation”).  As of December 31, 2008, the Company provided a 100% allowance for doubtful accounts for the Obligation.  As a result of the payment of the Obligation, the allowance for doubtful accounts was reversed.

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

10.12	Huiheng 2009 Share Plan (incorporated by reference to the exhibit to the registrant’s current report on Form 8-K filed with the SEC on June 10, 2009)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Huiheng Medical, Inc.,
a Nevada corporation

Date: September 16, 2010	By:	/s/ Hui Xiaobing
Hui Xiaobing
Chief Executive Officer (Principal Executive Officer)

Date: September 16, 2010	By:	/s/ Richard Shen
Richard Shen
Chief Financial Officer (Principal Financial & Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature(s)	Title(s)	Date

/s/ Hui Xiaobing	Chairman and Chief Executive Officer
Hui Xiaobing	(Principal Executive Officer)	September 16, 2010

/s/ Richard Shen	Chief Financial Officer
Richard Shen	(Principal Financial and Accounting Officer)	September 16, 2010

/s/ Huang Jian
Huang Jian	Director	September 16, 2010

Li Daxi	Director	September , 2010

HUIHENG MEDICAL, INC.

DECEMBER 31, 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS
HUIHENG MEDICAL INC.

We have audited the accompanying consolidated balance sheets of Huiheng Medical Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
( IN US DOLLARS)

	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash	$84,962	$1,019,176
Accounts receivable, net of allowance for doubtful accounts of $897,319
and $743,584	16,499,819	10,978,419
Prepaid expenses and other receivables, net of allowance for doubtful
accounts of $732,386 and $732,869	3,307,255	4,008,810
Inventories	1,359,900	1,353,352
Total Current Assets	21,251,936	17,359,757
INVESTMENT IN AFFILIATE	43,152	45,194
PROPERTY, PLANT AND EQUIPMENT	2,520,787	2,643,022
LAND USE RIGHT, NET	939,575	-
INTANGIBLE ASSETS	777,086	860,175
OTHER RECEIVABLES, net of current portion	1,582,093	1,666,684
DEFERRED OFFERING COSTS	-	460,209
Total Assets	$27,114,629	$23,035,041

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$844,539	$832,906
Amount due to related party	24,560	24,577
Income tax payable	389,632	21,431
Accrued liabilities and other payables	1,676,639	1,418,644
Total Liabilities, all current	2,935,370	2,297,558

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

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(IN US DOLLARS)

	Series A Preferred Stock
	$0.001 Par Value		Common Stock, $0.001 Par Value		Additional		Accumulated Other		Total
	Number of		Number of		Paid-in	Retained	Comprehensive	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	interest	Equity

Balance, December 31, 2007	266,666	$267	13,450,000	$13,450	$7,498,086	$6,147,877	$698,216	$1,353,511	$15,711,407

Comprehensive income:
Net income / (loss)	-	-	-	-	-	4,011,626	-	(146,154)	$3,865,472
Foreign currency translation gain	-	-	-	-	-	-	1,069,357	91,247	1,160,604

Total comprehensive income	-	-	-	-	-	-	-	-	5,026,076

Conversion of stock	(37,533)	(38)	394,254	394	-	(356)	-	-	-

Balance, December 31, 2008	229,133	229	13,844,254	13,844	7,498,086	10,159,147	1,767,573	1,298,604	20,737,483

Comprehensive income:
Net income / (loss)	-	-	-	-	-	3,640,416	-	(186,631)	$3,453,785
Foreign currency translation loss	-	-	-	-	-	-	(11,063)	(946)	(12,009)

Total comprehensive income	-	-	-	-	-	-	-	-	3,441,776

Conversion of stock	(8,666)	(9)	91,036	91	-	(82)	-	-	-

Balance, December 31, 2009	220,467	$220	13,935,290	$13,935	$7,498,086	$13,799,481	$1,756,510	$1,111,027	$24,179,259

See accompanying notes to the consolidated financial statements

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN US DOLLARS)

	FOR THE YEARS ENDED
	DECEMBER 31,
	2009	2008
Cash flows from operating activities:
Net income	$3,453,785	$3,865,472
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation of property, plant and equipment	253,991	253,891
Write off of deferred offering costs	460,209	-
Amortization of intangible assets	82,483	81,236
Amortization of prepaid land lease	17,569	-
Allowance for doubtful accounts	375,679	-
Reversal of allowance for doubtful accounts	(907,720)	-
Equity in loss of affiliate	2,012	6,371
Deferred taxes	-	26,383
Changes in assets and liabilities:
Accounts receivable	(5,721,391)	(2,938,404)
Prepaid expenses and other receivables	786,146	(1,201,146)
Inventories	(6,548)	(281,739)
Accounts payable	11,633	118,069
Income tax payable	368,201	(186,229)
Amounts due from related parties	-	688,699
Accrued liabilities and other payables	257,995	(690,643)
Net cash used in operating activities	(565,956)	(258,040)
Cash flows from investing activities:
Capital expenditures on addition of property, plant and equipment	(134,207)	(129,528)
Repayment of advance to third parties	541,704	195,236
Repayment of advances to related party	732,032	64,199
Repayment of advance from related party	-	(100,000)
Advance to third party	(541,704)	-
Payment for land use right	(956,226)	-
Net cash (used in) / from investing activities	(358,401)	29,907
Cash flows used in financing activities:
Deferred offering costs	-	(460,209)
Net cash used in financing activities	-	(460,209)
Net decrease in cash	(924,357)	(688,342)
Effect on change of exchange rates	(9,857)	840,933
Cash as of January 1	1,019,176	866,585
Cash as of December 31	$84,962	$1,019,176
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest paid	$-	$-
Income tax paid	$303,041	$971,600

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

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2009

NOTE 6 - LAND USE RIGHT

Land use right consisted of the following:

	2009	2008

Land use right	$939,575	$-

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

HUIHENG MEDICAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2009

NOTE 12 - SEGMENT REPORTING

The Group has two reportable segments: products and services.

The following table presents information about the Company’s operating segments for the year ended December 31, 2009 and 2008:

			Annual % change
	2009	2008
Revenues:
Products	$3,456,193	$5,619,870	-38.50%
Services	5,922,386	5,515,422	7.38%
Other	1,253,747	1,158,349	8.24%
	$10,632,326	$12,293,641	-13.51%

			Annual % change
	2009	2008
Operating income:
Products	$1,652,118	$3,287,787	-49.75%
Services	5,269,992	4,895,555	7.65%
Other	1,253,748	1,158,349	8.24%
	8,175,858	9,341,691	-12.48%
Corporate expenses	(4,049,358)	(4,696,892)	-13.79%
Operating income	$4,126,500	$4,644,799	-11.16%

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

A reconciliation of the expected income tax expense to the actual income tax expense for the year ended December 31, 2009 and 2008 are as follows:

	2009	2008

Income before income taxes	$4,124,863	$4,639,731

Expected PRC income tax expense at statutory tax rate of 25% (25%)	1,031,216	1,159,933

Non-deductible expenses	347,710	184,497

Others	-	187,761

Tax rate differences	(707,848)	(757,932)
Actual income tax expense	$671,078	$774,259

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