Form 10-Q
period 2010-09-30
HUIHENG MEDICAL, INC.
filed 2010-11-22
CIK 1353972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Yes ☐              No ☒

As of November 15, 2010, there were 13,991,288 shares of the issuer’s $0.001 par value common stock issued and outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUIHENG MEDICAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)
Consolidated Balance Sheets at September 30, 2010 (Unaudited) and December 31, 2009	2

Consolidated Statements of Income for the Nine Months Ended September 30, 2010 and 2009 (Unaudited)	3

Consolidated Statement of Changes in Stockholders' Equity and Other Comprehensive Income for the Nine Months Ended September 30, 2010 (Unaudited)	4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 (Unaudited)	5

Notes to the Consolidated Financial Statements (Unaudited)	6 to 23

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
( IN US DOLLARS)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$68,406	$84,962
Accounts receivable, net of allowance for doubtful accounts of $915,531 and $897,319, as of September 30, 2010 and December 31, 2009, respectively	17,338,708	16,499,819
Prepaid expenses	3,423,171	3,058,465
Other receivables, net of allowance for doubtful accounts of $747,250 and $732,386 as of September 30, 2010 and December 31, 2009, respectively	296,288	248,790
Inventories	2,322,002	1,359,900
Total Current Assets	23,448,575	21,251,936
INVESTMENT IN AFFILIATE	48,204	43,152
PROPERTY, PLANT AND EQUIPMENT, NET	2,439,144	2,520,787
LAND USE RIGHT, NET	943,971	939,575
INTANGIBLE ASSETS, NET	976,584	777,086
OTHER RECEIVABLES, net of current portion	1,398,994	1,582,093
Total Assets	$29,255,472	$27,114,629

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$708,464	$844,539
Amount due to related parties	379,777	24,560
Income tax payable	751,725	389,632
Accrued liabilities and other payables	1,553,724	1,676,639
Total Current Liabilities	3,393,690	2,935,370

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized;
Designated 300,000 shares of Series A convertible preferred stock; 215,136 shares issued and outstanding with liquidation preference of $8,067,600 at September 30, 2010; and 220,467 shares issued and outstanding with liquidation preference of $8,267,513 at December 31, 2009	215	220
Common stock, $0.001 par value; 74,000,000 shares authorized; 23,691,288 shares issued and 13,991,288 shares outstanding at September 30, 2010; and 23,635,290 shares issued and 13,935,290 shares outstanding at December 31, 2009	23,691	23,635
Treasury stock, 9,700,000 common shares, at cost	(9,700)	(9,700)
Additional paid-in capital	7,498,086	7,498,086
Statutory surplus reserve	1,310,516	1,310,516
Retained earnings	13,892,623	12,488,965
Accumulated other comprehensive income
Foreign currency translation gain	2,263,186	1,756,510
Total Huiheng's stockholders' equity	24,978,617	23,068,232
Non-controlling interests	883,165	1,111,027
Total Stockholders' Equity	25,861,782	24,179,259
Total Liabilities and Stockholders' Equity	$29,255,472	$27,114,629

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
 (IN US DOLLARS)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUES	$1,414,987	$2,549,598	$4,223,182	$5,579,851

COST OF REVENUES	207,872	574,800	505,798	908,712

GROSS PROFIT	1,207,115	1,974,798	3,717,384	4,671,139

OPERATING EXPENSES:
Sales and marketing expenses	81,375	86,426	203,596	230,045
General and administrative expenses	776,015	561,836	1,925,832	1,996,689
Research and development costs	24,955	169,614	61,793	377,503

Total Operating Expenses	882,345	817,876	2,191,221	2,604,237

OPERATING INCOME	324,770	1,156,922	1,526,163	2,066,902

OTHER (EXPENSES) / INCOME
Other income	38,891	283,068	68,454	1,015,623
Interest income	83	61	187	236
Gain on business acquisition	-	-	21,508	-
Equity in (loss) / income of affiliate	(40,391)	(5,463)	4,111	11,116

Total Other (Expenses) / Income	(1,417)	277,666	94,260	1,026,975

NET INCOME BEFORE INCOME TAXES	323,353	1,434,588	1,620,423	3,093,877

INCOME TAXES	149,390	201,081	463,172	546,768

NET INCOME BEFORE ATTRIBUTION OF NON-CONTROLLING INTERESTS	173,963	1,233,507	1,157,251	2,547,109

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	92,149	29,056	246,458	146,868

NET INCOME ATTRIBUTABLE TO HUIHENG’S SHAREHOLDERS	$266,112	$1,262,563	$1,403,709	$2,693,977

EARNINGS PER SHARE
- Basic	$0.02	$0.09	$0.10	$0.19

- Diluted	$0.02	$0.08	$0.09	$0.17

Weighted Common Shares Outstanding
- Basic	13,969,376	13,917,936	13,946,777	13,913,205

- Diluted	16,251,113	16,251,113	16,251,113	16,251,113

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)
(IN US DOLLARS)

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional	Statutory		Accumulated Other	Total Huiheng's	Non-	Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	surplus reserve	Retained Earnings	Comprehensive Income	stockholders' equity	controlling interests	Stockholders' Equity
Balance, December 31, 2009	220,467	$220	23,635,290	$23,635	(9,700,000)	$(9,700)	$7,498,086	$1,310,516	$12,488,965	$1,756,510	$23,068,232	$1,111,027	$24,179,259

Comprehensive income:
Net income / (loss)	-	-	-	-	-	-	-		1,403,709	-	1,403,709	(246,458)	1,157,251
Foreign currency translation gain	-	-	-	-	-	-	-		-	506,676	506,676	18,596	525,272
Total comprehensive income	-	-	-	-	-	-	-		-	-	1,910,385	(227,862)	1,682,523
Conversion of stock	(5,331)	(5)	55,998	56	-	-	-	-	51	-	-	-	-
Balance, September 30, 2010	215,136	$215	23,691,288	$23,691	(9,700,000)	$(9,700)	$7,498,086	$1,310,516	$13,892,623	$2,263,186	$24,978,617	$883,165	$25,861,782

See accompanying notes to the consolidated financial statements

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN US DOLLARS)

	For The Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income before attribution of non-controlling interests	$1,157,251	$2,547,109
Net loss attributable to non-controlling interests	246,458	146,868
Huiheng's net income	$1,403,709	$2,693,977
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property, plant and equipment	184,514	184,806
Recovery of bad debts	-	(732,458)
Amortization of land use rights	14,442	12,775
Amortization of intangible assets	65,276	61,852
Write off of deferred offering costs	-	460,209
Equity in income of affiliate	(4,111)	(11,116)
Non-controlling interest	(246,458)	(146,868)
Gain on acquisition of subsidiary	(21,508)	-
Changes in assets and liabilities:
Accounts receivable	(838,889)	(2,755,573)
Prepaid expenses	(364,706)	(156,477)
Other receivables	135,601	386,272
Inventories	(962,102)	(428,978)
Accounts payable	(136,075)	(92,545)
Income tax payable	362,093	267,533
Accrued liabilities and other payables	(122,915)	(98,692)
Net cash used in operating activities	(531,129)	(355,283)
Cash flows from investing activities:
Capital expenditures on addition of property, plant and equipment	(23,137)	(118,439)
Advance from related party	90,000	-
Repayment of advances to related party	-	732,458
Advance to third party	-	(177,123)
Payment for land use right	-	(956,226)
Net cash provided by / (used in) investing activities	66,863	(519,330)
Net decrease in cash	(464,266)	(874,613)
Effect on change of exchange rates	447,710	(8,637)
Cash as of January 1	84,962	1,019,176
Cash as of September 30	$68,406	$135,926
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income tax paid	$114,576	$-
Acquisition of subsidiary:
During the period the group acquired Portola Medical, Inc., the fair value of assets acquired and liabilities assumed were as follows:
Plant and equipment		$31,508
Intangible assets		250,000
		281,508
Less: Cash consideration paid		(260,000)
Gain on acquisition of Portola Medical, Inc.		$21,508

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

Acquisition of New Subsidiary

On June 7, 2010, the Company acquired a new wholly-owned subsidiary, Portola Medical Inc., with authorised 100 common shares with par value $0.01 per share which registered capital of $1 in the State of Delaware for the purpose of expanding the product line.

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

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete consolidated financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission on April 15, 2010, as amended by that certain Amendment No. 1 on Form 10-K/A as filed with the Securities and Exchange Commission on September 17, 2010. The results of operation for the nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The Company's common stock is listed on the Over-the-counter Bulletin Board ("OTCBB") market and traded under the symbol "HHGM".

Reclassifications

Certain reclassifications have been made to the financial statement presentations in the previous periods to correspond to the current period’s format.  Total equity and net income are unchanged due to these reclassifications.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts, sales returns, trade discounts and value added tax. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.   The Company performs ongoing credit evaluations of its customers' financial conditions. The Company provided an allowance of $915,531 and $897,319 for doubtful accounts respectively as of September 30, 2010 and December 31, 2009, respectively.

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

Land use right

Land use rights represent the prepayments for the use of the parcels of land in PRC where the Company charged to expense over their respective lease periods of 50 years. According to the laws for the PRC, the government owns all of the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government for a certain period usually 50 years.

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont'd)

Summary of significant accounting policies (…/Cont'd)

Investment in affiliate

The Company owns a 50% equity interest of Beijing Yuankang Kbeta Nuclear Technology Company, Ltd ("Beijing Kbeta") and accounts for the investment using the equity method of accounting. The equity method is utilized as the Company has the ability to exercise significant influence over the investee, but does not have a controlling financial interest.

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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of, if any, are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. At September 30, 2010 and 2009, the Company determined that there was no impairment of value.

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

Pursuant to the laws and regulations of the PRC, Shenzhen Hyper Technology Co., Limited ("Shenzhen Hyper") is entitled to a refund of VAT on the sales of self-developed software embedded in medical equipment. The VAT refund represents the amount of VAT collected from customers and paid to the authorities in excess of 3% of relevant sales. The amount of VAT refund is calculated on a monthly basis. As the refund relates directly to the sale of self-developed software that is embedded in the Company’s products, the Company recognizes the VAT refund at the time the product is sold. The amount is included in the line item "Revenues" in the consolidated statements of income and is recorded on an accrual basis.

The medical equipment sold by the Company has embedded self-developed software which can also be sold on a standalone basis.

(ii)	Sales of maintenance and support services

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

Government tax refund

Pursuant to a tax incentive policy provided by the Tibet Finance Bureau, Tibet Changdu Huiheng Development Co., Ltd (“Changdu Huiheng”), a subsidiary of the Company, is eligible for the following tax refunds for five (5) consecutive years commencing from September 2006:

(i)	Annual income tax payment in excess of $132,000 (RMB 900,000) will be refundable.
(ii)	31% of business tax payments will be refunded if annual business tax payment in excess of $147,000 (RMB 1.0 million).
(iii)	38.75% of VAT payments will be refunded if annual VAT payment in excess of $221,000 (RMB 1.5 million).

The Company records these tax refunds as other income when the refunds are confirmed and paid by Tibet Finance Bureau.

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

Research and development costs

Research and development costs are charged to expense as incurred. Research and development costs mainly consist of remuneration for the research and development staff and material costs for research and development. The Company incurred $61,793 and $377,503 for the nine months ended September 30, 2010 and 2009, respectively, and $24,955 and $169,614 for the three months ended September 30, 2010 and 2009, respectively.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont'd)

Summary of significant accounting policies (…/Cont'd)

Income taxes

The Company accounts for income taxes under ASC 740 "Income Taxes". Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

During 2008, the Company adopted ASC740 "Income Taxes", which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

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

	September 30, 2010	September 30, 2009	December 31, 2009
As of period ended RMB :USD exchange rate	6.6912	6.8263	6.827
Average period for the 3 months ended RMB :USD exchange rate	6.7579	6.8297	-
Average period for the 9 months ended RMB :USD exchange rate	6.7985	6.8314	-

Stock Option Plan

During 2009, the Company adopted a stock option plan (the "Plan") for selected employees, directors, consultants to promote the success of the Company's business by offering these individuals an opportunity to acquire a proprietary interest in the Company.  The Plan provides both for direct awards of shares and for the granting of options to purchase shares as determined by the Administrator at the time of the grant.   The Plan replaces the Company's 2007 Share Plan which was never approved by the Company's shareholders. Under the Plan, 1,566,666 shares have been reserved for awards. The number of shares reserved under the Plan is the same number that was reserved under the Company's 2007 Stock Option Plan. As of September 30, 2010, there have been no grants of options.

Awards under the Plan will be accounted for in accordance with ASC 718 "Stock Compensation".

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont'd)

Summary of significant accounting policies (…/Cont'd)

Other comprehensive income

The Company has adopted ASC 220 "Comprehensive Income". This statement establishes rules for the reporting of other comprehensive income and its components.  Other comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statements of Income and the Consolidated Statement of Changes in Stockholders' Equity.

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

The following table sets forth the computation of basic and diluted net income per common share:

	For the Nine Months Ended September 30,
	2010	2009
Net income per common share	$1,403,709	$2,693,977

Weighted average outstanding shares of common stock	13,946,777	13,913,205
Dilutive effect of Convertible Preferred Stock	2,304,336	2,337,908
Diluted weighted average outstanding shares	16,251,113	16,251,113

Earnings per common share:
Basic	$0.10	$0.19
Diluted	$0.09	$0.17

For the nine months ended September 30, 2010 options to purchase 30,000 common shares were not included in diluted earnings per share because the effect would be anti-dilutive.

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Segment reporting

ASC 280 "Segment Reporting", establishes standards for reporting information on operating segments in interim and annual financial statements.  The Company operates in two segments (i) selling the medical equipment and, (ii) selling consultancy, repairs and maintenance services for the customers.  The chief operating decision-makers review the Company's operation results on an aggregate basis and manage the operations as two operating segments as disclosed in note 13.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont'd)

Summary of significant accounting policies (…/Cont'd)

Financial instruments with characteristics of both liabilities and equity

The Company accounts for its Series A Preferred Stock in accordance with ASC 480 "Distinguishing Liabilities from Equity" and ASC 815 "Derivatives and Hedging". We have determined that our Series A Preferred Stock is not mandatorily redeemable. Accordingly, the Company accounts for the Preferred stock as permanent equity.

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

There was no asset or liability measured at fair value on a non-recurring basis as of September 30, 2010.

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

In June 2009, the FASB issued Updates No. 2009-01, which establishes the FASB Accounting Standards Codification TM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. We adopted the Codification when referring to GAAP in this quarterly report on Form 10-Q for the fiscal period ending September 30, 2010. The adoption of the Codification did not have an impact on our consolidated results.

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont'd)

Summary of significant accounting policies (…/Cont'd)

Impact of new accounting standards (…/Cont’d)

ASU No. 2010-11 was issued in March 2010, and clarifies that the transfer of credit risk that is only in the form of subordination of one financial instrument to another is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting. This ASU will be effective for the first fiscal quarter beginning after June 15, 2010, with early adoption permitted. The adoption of ASU 2010-11 has no material effect on the financial position, results of operations or cash flows of the Company.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The adoption of ASU 2010-19 has no material effect on the financial position, results of operations or cash flows of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – INVENTORIES

Inventories consisted of the following:

	September 30, 2010	December 31, 2009
Raw materials	$498,048	$281,112
Work-in-progress	1,823,954	1,078,788
	$2,322,002	$1,359,900

Final assembly of our products, including installation of radioactive source materials, is conducted on site at our customers' locations. Our products are not considered to be finished good (available for sale in the normal course of business) until such time as the source material is installed in the units.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 4 – OTHER RECEIVABLES

Other receivables, net, consisted of the following:

	September 30, 2010	December 31, 2009
Other receivables
- current portion
- construction in progress paid on behalf of landlord (a) current portion	$159,941	$156,759
- loan or advance to staff for business travelling	76,443	43,072
- utilities and rental deposits	1,988	1,948
- prepaid expenses made by director	2,989	2,930
- others (net of allowance for doubtful accounts of $747,250 and $732,386)	54,927	44,081
Other receivables - current portion	$296,288	$248,790

Non-current portion (a)	$1,398,994	$1,582,093

(a)
Under an agreement signed with the landlord, Shenzhen Hyper will make payment for the construction in progress of the building in advance on behalf the landlord. Meanwhile, Shenzhen Hyper signed a rental agreement with the landlord to rent the building for 20 years at about US$23,500 (RMB160,000) per month. The balance of the amount due from the landlord will be used and amortized as rental expenses incurred by Shenzhen Hyper.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30, 2010	December 31, 2009
Building improvements	$175,728	$172,232
Buildings	2,354,382	2,307,550
Production equipment	684,749	656,423
Furniture, fixture and office equipment	413,958	366,868
Motor vehicles	191,110	187,308
	3,819,927	3,690,381
Less: Accumulated depreciation	(1,380,783)	(1,169,594)
	$2,439,144	$2,520,787

Depreciation expense is included in the consolidated statements of income. For the nine months ended September 30, 2010 and 2009, depreciation expenses were $184,514 and $184,806, respectively. For the three months ended September 30, 2010 and 2009, depreciation expenses were $62,988 and $62,266 respectively.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 6 - LAND USE RIGHT

Land use right consisted of the following:

	September 30, 2010	December 31, 2009
Land use right	$943,971	$939,575
Land use right represents prepaid lease payments to the Local Government for land use right held for a period of 50 years from January 20, 2009 to December 26, 2058 in Wuhan, People's Republic of China.

Land use right is amortized using the straight-line method over the lease term of 50 years. The amortization expense for the nine months ended September 30, 2010 and 2009 were $14,442 and $12,775, respectively. The amortization expense for the three months ended September 30, 2010 and 2009 were $4,843 and $4,791, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets, net consisted of the following:

	September 30, 2010	December 31, 2009
Patent technology in Shenzhen Hyper (A)	$1,494,500	$1,464,772
Patent technology in Portola Medical, Inc.(B)	250,000	-
Less: Accumulated amortization	(767,916)	(687,686)
	$976,584	$777,086

(A)
Patent represents a patent technology for the production of a component of the radiation treatment system. Pursuant to the patent certificate, the patent was valid for 20 years from the application date, May 1999. Therefore it was amortized over the rest of the valid patent period, which is the estimated remaining useful life.

(B)	Patent acquired in Portola Medical, Inc. The amortization expenses for the nine months ended September 30, 2010 was $3,125.

Patent technology is utilized in the production of medical equipment and is amortized over its estimated useful life.

Amortization expenses were $65,276 and $61,852 for the nine months ended September 30, 2010 and 2009. Amortization expenses were $23,966 and $20,622 for the three months ended September 30, 2010 and 2009. The expected amortization for the next five years and thereafter is as follows:

For the year ended December 31,	Patent technology in Portola Medical, Inc.	Patent technology in Shenzhen Hyper	Total
2010	$3,125	$21,048	$24,173
2011	12,500	84,192	96,692
2012	12,500	84,192	96,692
2013	12,500	84,192	96,692
2014	12,500	84,192	96,692
Thereafter	193,750	371,893	565,643
TOTAL	$246,875	$729,709	$976,584

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 8 – ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following:

	September 30, 2010	December 31, 2009
Accrued expenses	$373,117	$365,923
Accrued payroll and welfare	191,277	188,125
Value added tax, other taxes payable and surcharges	926,847	1,121,406
Customer deposits	62,483	1,185
	$1,553,724	$1,676,639

NOTE 9 – NON-CONTROLLING INTEREST

Non-controlling interest included in the Company’s balance sheets as of September 30, 2010 represents 25% of equity interest in Shenzhen Hyper.

	September 30, 2010	December 31, 2009
Shenzhen OUR International Limited (minority shareholder)	$883,165	$1,111,027

NOTE 10 – AMOUNTS DUE TO RELATED PARTIES

A summary of related party payables at September 30, 2010 (unaudited) and December 31, 2009 is as follows:

Amounts due to related parties at September 30, 2010 and December 31, 2009 represents the remaining balance due to a former shareholder of Allied Moral Holdings Limited ("Allied Moral"), a subsidiary of the Company, pursuant to the 2007 share redemption as well as advances related to the acquisition of Changdu Huiheng.

In June 2010, the cash consideration of $260,000 and related expenses amounting to $30,000 for acquiring the new subsidiary, Portola Medical Inc, were paid by the director, Hui Xiaobing directly on behalf of the Company. As of September 30, 2010, such director is owed $354,718.

NOTE 11 – STOCKHOLDERS' EQUITY

(a)	Capital

The Company has authorized 74,000,000 shares of Common stock. As of September 30, 2010, 23,691,288 shares were issued of which 9,700,000 are deemed treasury shares contributed from Mill Basin's shareholders, and 13,991,288 shares outstanding. As of December 31, 2009, 23,635,290 shares were issued, of which 9,700,000 are deemed treasury shares contributed from Mill Basin's shareholders, and 13,935,290 shares outstanding.

The Company has authorized 1,000,000 shares of Preferred stock, with 300,000 shares designated as Series A convertible preferred stock. As of September 30, 2010, 215,136 shares were issued and outstanding with a liquidation preference of $8,067,600. As of December 31, 2009, 220,467 shares were issued and outstanding with a liquidation preference of $8,267,513.

Series A Conversion

In August, 2010, certain holders of the Series A Preferred stock converted a total of 5,331 shares into common stock at a rate of 1 share of Series A Preferred Stock to 10.5042 shares of common stock resulting in an issuance of 55,998 shares of common stock.

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 11 –STOCKHOLDERS' EQUITY (…/Cont’d)

(b)
Retained Earnings

As of September 30, 2010, the Company established and segregated its retained earnings an aggregate amount for the Statutory Surplus Reserve and the Statutory Common Welfare Fund of $1,310,516.

Statutory surplus reserve

In accordance with PRC Company Law, Changdu Huiheng is required to appropriate at least 10% of the profit to the statutory surplus reserve.  Appropriation to the statutory surplus reserve by Changdu Huiheng is based on profits arrived at under PRC accounting standards for business enterprises for each year, after offsetting any prior year's losses.

Appropriation to the statutory surplus reserve must be made before distribution of dividends to owners.  The appropriation is required until the statutory surplus reserve reaches 50% of the equity.  This statutory surplus reserve is not distributable in the form of cash dividends.

NOTE 12 - PORTOLA MEDICAL, INC. ACQUISITION

The Company entered into an Agreement to purchase all the common stock of Portola Medical, Inc, dated May 7, 2010, from Three Arch Capital, L.P., TAC Associates, L.P., Three Arch Partners IV, L.P., and Three Arch Associates IV, L.P..

The authorized capital stock of Portola Medical, Inc consists of Common Stock, par value $0.01 per share, of which 100 shares were issued and outstanding. Under the terms of the Agreement, the Company acquired 100% of the common stock in Portola Medical, Inc at $2,600 per share and the total consideration is of $260,000.

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

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 13 - SEGMENT REPORTING

The Group has two reportable segments: products and services.

The following table presents information about the Company's operating segments for the nine months ended September 30, 2010 and 2009:

	For the Three months ended		For the Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenues:
Products	$-	$1,141,036	$-	$1,141,036
Services	1,414,987	1,408,562	4,223,182	4,438,815
	$1,414,987	$2,549,598	$4,223,182	$5,579,851

	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Operating (loss) income:
Products	$(73,270)	$705,175	$(133,054)	$600,407
Services	1,250,018	1,244,005	3,764,786	3,994,632
	1,176,748	1,949,180	3,631,732	4,595,039
Corporate expenses	(851,978)	(792,258)	(2,105,569)	(2,528,137)
Operating income	$324,770	$1,156,922	$1,526,163	$2,066,902

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

Income tax expense for the nine months ended September 30, 2010 and 2009 was $463,172 and $546,768, respectively. For the three months ended September 30, 2010 and 2009 was $149,390 and $201,081, respectively.

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

A reconciliation of the expected income tax expense to the actual income tax expense for the nine months ended September 30, 2010 and 2009 are as follows:

	Nine Months Ended September 30,
	2010	2009
Income before income taxes	$1,620,423	$3,093,877

Expected PRC income tax expense at statutory tax rate of 25%	405,106	773,470
Non-deductible expenses	13,310	16,846
Others	255,571	271,785
Tax exemption credit	(210,815)	(515,333)
Income tax expense	$463,172	$546,768

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

HUIHENG MEDICAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 15 – CONCENTRATION OF CREDIT RISK

Customers' concentrations

Customers accounting for 10% or more of the Group's net revenue as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	%	%	%	%
Customer A	52%	59%	53%	65%
Customer B	34%	21%	35%	22%
Customer C	11%	-	11%	-

Three customers accounted for 99% and two customers accounted for 87% of revenue for the nine months ended September 30, 2010 and 2009, respectively. These customers also accounted for 88% and 76% of accounts receivable as of September 30, 2010 and 2009, respectively. As a result, a termination in relationship with or a reduction in orders from any of these customers could have a material impact on the Company’s results of operations and financial condition.

Except as disclosed above, no other single customer accounted for 10% or more of the Group's net revenue for the periods ended September 30, 2010 and 2009.

Other credit risks

As of September 30, 2010, all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which were insured or collateralized. However, management believes those financial institutions are of high credit quality and has assessed the loss arising from the non-insured cash and cash equivalents from those financial institutions to be immaterial to the consolidated financial statements. Therefore, no loss in respect of the cash and cash equivalent were recognized as of September 30, 2010.

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

NOTE 17 - OPERATING LEASE COMMITMENTS

As of September 30, 2010, the total future minimum lease payments under non-cancellable operating leases in respect of premises, which were based on the closing rate as of September 30, 2010 are as follows:

For the year ended
December 31,
2010	$71,736
2011	286,944
2012	286,944
2013	286,944
2014	286,944
Thereafter	3,682,449
TOTAL	$4,901,961

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

Our five products are as follows: the Super Gamma System (“SGS”), the Body Gamma Treatment System (“BGTS”), OPEN Stereotactic Gamma-ray Radiotherapy System, the Head Gamma Treatment System (“HGTS”), and a multileaf collimator device (“MLC”) used in conjunction with a linear accelerator (“LINAC”).  As of February 8, 2010, we filed an application with the SFDA seeking approval of a LINAC product manufactured by us.  Although we have been informed that the LINAC unit is in the final stage of SFDA approval, we do not have an anticipated timeframe for receiving such approval.  Upon receipt of regulatory approval and available funding for research and development, our intent is to market and sell the LINAC product initially only in the PRC.  In addition,  the MLC  has been approved by SFDA for sale and we launched the sale of the MLC last year targeting primarily the PRC market.  As to our advanced magnetic resonance imaging (“MRI”) and industrial LINAC products, we have temporarily suspended the development of these two projects due to the changing of market conditions and our lack of funding available for these projects.  We anticipate that our future research and development efforts will focus on developing our advanced MRI device and an industrial LINAC unit used for, among other things, preserving food through irradiation. We will pursue these projects pending availability of funding for future research and development.

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

In addition, we are currently in the process of planning for the expansion of our Wuhan facility.  Our proposed construction of the Wuhan facility is currently pending governmental approval of the facility blue prints, which contemplate an approximately 27,000 m2 facility to be used for research, development and production of our current and future products.  Due to the uncertainty of timing in the approval process, we do not currently have an expected timeframe for commencing construction of this facility, and construction will also be dependent on the availability of funding.

RESULTS OF OPERATIONS

Comparison of three months ended September 30, 2010 and 2009

The following table sets forth certain information regarding our results of operation.

	Three Months Ended September 30
	2010	2009
Statements of Operations Data
Revenues	$1,414,987	$2,549,598
Cost of Revenues	207,872	574,800
Gross Profit	1,207,115	1,974,798
Operating Expenses
Sales and marketing expenses	(81,375)	(86,426)
General and administrative expenses	(776,015)	(561,836)
Research and development costs	(24,955)	(169,614)
Other income/(expense)	(1,417)	277,666
Income from operation before income tax expenses	323,353	1,434,588
Income tax expenses	149,390	201,081
Net income before attribution of non-controlling interests	173,963	1,233,507
Net loss attributable to non-controlling interests	92,149	29,056
Net income attributable to Huiheng's shareholders	$266,112	$1,262,563

Revenues

For the three months ended September 30, 2010, revenues amounted to $1,414,987, a decrease of $1,134,611, or 45%, compared to $2,549,598 for the same period of the prior year.  This decrease was primarily due to no revenue from products sales for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  We did not recognize any revenue from product sales for this period compared to $1,141,036 for the same period of 2009.

Revenues from product sales and services are broken down below.

There was no revenue from product sales for the three months ended September 30, 2010, representing a decrease of $1,141,036 from the amount of product sales from the same period of the prior year.  No units were installed in the three months ended September 30, 2010, while one unit was installed in the three months ended September 30, 2009.  This lack of any unit installation was due primarily to the following factors: (i) regulatory approval delays concerning clients’ facility preparation as necessary to install our products, which caused some of the units to stay in our backlog longer than we expected; and (ii) the unit sales process took longer than expected.

Revenues from our services contracts were $1,414,987 for the three months ended September 30, 2010, remaining steady when compared to $1,408,562 in revenue from services contracts from the same period of the prior year.  This was mainly due to the same number of service contracts we managed for the same period of 2010 and 2009.

Cost of Revenues

For the three months ended September 30, 2010, the total cost of revenues amounted to $207,872, a decrease of $366,928, or 63.8%, compared to $574,800 for the same period of the prior year. This decrease was due to the lack of any unit installations for the period ended September 30, 2010, compared to one unit installation for the same period of 2009.

Gross Margin

As a percentage of total revenues, the overall gross margin increased to 85.3% for the three months ended September 30, 2010 as compared with 77.46% for the same period in the prior year.  This increase was due to our service contracts, which have a higher gross margin than product sales. The revenue in the three months ended September 30, 2010 was generated primarily from our service contracts while revenue in this same period of 2009 was a result of both service contracts and product sales.

Operating Expenses

Sales and marketing expenses

Sales and marketing expenses mainly consist of salaries and related expenses for personnel engaged in sales, marketing and customer support functions and costs associated with advertising and other marketing activities.  Sales and marketing expenses were $81,375 for the three months ended September 30, 2010, a decrease of $5,051, or 5.8%, compared with $86,426 for the same period of the prior year.  This decrease in sales and marketing expenses resulted from fewer marketing activities in this period, compared with the same period of the prior year.

General and administrative expenses

General and administrative expenses amounted to $776,015 for the three months ended September 30, 2010, representing an increase of $214,179, or 38.1%, compared to $561,836 for the same period of the prior year.  The increase in general and administrative expenses resulted from related insurance and maintenance fees for two newly-purchased vehicles, as well as an increase in the number of employees.

Research and development expenses

Research and development expenses are comprised primarily of employee compensation, materials consumed and experiment expenses for specific new product research and development, and any expenses incurred for basic research for advanced technologies.  Research and development expenses were $24,955 for the three months ended September 30, 2010, a decrease of $144,659, or 85.3%, compared to $169,614 in the same period of the prior year.  This decrease was mainly due to the decrease in our research and development activities during the three months ended September 30, 2010.  Our research and development in product development, including the development of our MLC, linear accelerator and SGS-1+ device, was curtailed during the three months ended September 30, 2010 due to the unavailability of financial resources.  However, subject to the availability of funds, we intend to focus our future research and development efforts on developing an advanced MRI device and an industrial LINAC unit used for, among other things, preserving food through irradiation.

Other Income/(Expense)

Other income (expense) consists principally of tax refunds and government financial and technical refunds to Changdu Huiheng and Hyper.  For the three months ended September 30, 2010, we received $38,891 in technical refunds and no tax refunds from the government, representing a decrease of $244,177, or 86.3%, compared to $283,068 tax refund for the same period of the prior year.  The decrease can be attributed to not receiving any tax refunds this period.  Since our tax refunds are based on the tax paid in the prior year, we did not receive a tax refund due to the fact that our tax expense paid in the period ended September 30, 2009 did not reach the governmental requirement for the refund.

Income Tax Provision

For the three months ended September 30, 2010, our income tax provision was $149,390, compared to $201,081 for the same period of the prior year, representing a decrease of $51,691, or 25.7%.  The decrease in income tax was due to the decrease of income from products sales in the three months ended September 30, 2010, compared to the same period of the prior year.

Net Income Attributable To Huiheng's Shareholders

For the three months ended September 30, 2010, our net income amounted to $266,112, a decrease of $996,451, or 78.9%, compared to $1,262,563 for the same period of the prior year.  This decrease was attributable to the significant decrease of revenues from products sales in the three months ended September 30, 2010, compared to the same period of the prior year.

Comparison of nine months ended September 30, 2010 and 2009

The following table sets forth certain information regarding our results of operations.

	Nine Months Ended September 30
	2010	2009
Statements of Operations Data
Revenues	$4,223,182	$5,579,851
Cost of Revenues	505,798	908,712
Gross Profit	3,717,384	4,671,139
Operating Expenses
Sales and marketing expenses	(203,596)	(230,045)
General and administrative expenses	(1,925,832)	(1,996,689)
Research and development costs	(61,793)	(377,503)
Other income	94,260	1,026,975
Income from operation before income tax expenses	1,620,423	3,093,877
Income tax expenses	463,172	546,768
Net income before attribution of non-controlling interests	1,157,251	2,547,109
Net loss attributable to non-controlling interests	246,458	146,868
Net income attributable to Huiheng's shareholders	$1,403,709	$2,693,977

Operating Revenues

For the nine months ended September 30, 2010, revenues amounted to $4,223,182, a decrease of $1,356,669, or 24.3%, compared to $5,579,851 for the same period of the prior year.  This decrease was primarily due to the following factors: (i) less revenue from services for the first six months; and (ii) no revenue from products sales for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009.

Revenues from product sales and services are broken down below.

There was no revenue from product sales for the nine months ended September 30, 2010, compared to $1,141,036 of product sales from the same period of the prior year.  No units were installed in the nine months ended September 30, 2010 while one unit was installed in the nine months ended September 30, 2009.  This lack of any unit installation was due primarily to the following factors: (i) regulatory approval delays concerning clients’ facility preparation as necessary to install our products, which caused some of the units to stay in our backlog longer than we expected; and (ii) the unit sales process took longer than expected.

Revenues from services were $4,223,182 for the nine months ended September 30, 2010, representing a decrease of $215,633, or 4.9% compared to $4,438,815 in revenues from services from the same period of the prior year.  This decrease was mainly due to our provision of occasional and extra repair service to a customer in the same period last year that did not occur in the nine months ended September 30, 2010.

Revenue Backlog

Revenue backlog represents the total amount of unrecognized revenue associated with existing purchase orders for our products.  Any deferral of revenue recognition is reflected in an increase in backlog as of the end of the applicable period.  The backlog as of September 30, 2010 amounted to $11.88 million, representing an increase of $2.42 million, or 25.6%, compared to $9.46 million as of September 30, 2009.  The backlog has increased and remained in place in large part due to regulatory approval delays concerning clients’ facility preparation as necessary to install our products, which caused some of the units to stay in our backlog longer than we expected.  Subject to any further delays in obtaining regulatory approval, we anticipate that the installation of the first SGS-I in Peru will be completed by 2011.

The purchase orders are not cancellable and are subject to certain conditions, including but not limited to, customers obtaining regulatory approval from their local government for our products.  Notwithstanding, we expect the purchase orders comprising the revenue backlog to be installed in the last quarter of 2010 or during 2011.

Below is a summary of our revenue backlog broken down by product, unit price, quantity and total amount owed as of September 30, 2010, based on an exchange rate of 6.6912 RMD per dollar:

Products	Unit Price (RMB)	Quantity	Total Amount (RMB)	Value of Backlog (USD)
SGS-I	9,000,000	2	18,000,000	2,690,143.00
TOP	7,000,000	1	7,000,000	1,046,150.17
OPEN	7,000,000	1	7,000,000	1,046,150.17
SGS-I	14,000,000	1	14,000,000	2,092,300.33
SGS-I	14,000,000	1	14,000,000	2,092,300.33
LINAC	6,500,000	3	19,500,000	2,914,275.47
Total		9	79,500,000	11,881,319.47

Cost of Revenues

For the nine months ended September 30, 2010, the total cost of revenues amounted to $505,798, a decrease of $402,914, or 44.3%, compared to $908,712 for the same period of the prior year.  This decrease was due to the lack of any unit installations for the period ended September 30, 2010, compared to one unit installation for the same period of 2009, as well as decreased travel expenses for the service engineers.

Gross Margin

As a percentage of total revenues, the overall gross margin increased to 88.02% for the nine months ended September 30, 2010 as compared with 83.71% for the same period in the prior year.  This increase was due to the fact that providing services has a higher gross margin than product sales. The revenue in the nine months ended September 30, 2010 was primarily generated from our service contracts, while revenue in this same period of 2009 included both service and products sales.

Operating Expenses

Sales and marketing expenses

Sales and marketing expenses mainly consist of salaries and related expenses for personnel engaged in sales, marketing and customer support functions and costs associated with advertising and other marketing activities.  Sales and marketing expenses were $203,596 for the nine months ended September 30, 2010, a decrease of $26,449, or 11.5%, compared with $230,045 for the same period of the prior year.  This decrease in sales and marketing expenses resulted from less marketing activities in this period, compared with the same period of the prior year.

General and administrative expenses

General and administrative expenses amounted to $1,925,832 for the nine months ended September 30, 2010, representing a decrease of $70,857, or 3.5%, compared to $1,996,689 for the same period of the prior year.  The decrease in general and administrative expenses resulted from a decrease in fees paid to our legal counsel and auditors.

Research and development expenses

Research and development expenses are comprised primarily of employee compensation, materials consumed and experiment expenses for specific new product research and development, and any expenses incurred for basic research on advanced technologies.  Research and development expenses were $61,793 for the nine months ended September 30, 2010, a decrease of $315,710, or 83.6%, compared to $377,503 in the same period of the prior year.  This decrease was mainly due to the decrease in our research and development activities during the nine months ended September 30, 2010.  As discussed above, our research and development in product development, including the development of our MLC, linear accelerator and SGS-1+ device, was curtailed during the nine months ended September 30, 2010 due to the unavailability of financial resources.  However, subject to the availability of funds, we intend to focus our future research and development efforts on developing an advanced MRI device and an industrial LINAC unit.

Other Income

Other income consists principally of government financial refunds to Changdu Huiheng and Shenzhen Hyper for the nine months ended September 30, 2010, and totalled $68,454, representing a decrease of $947,169, or 93.3%, compared to $1,015,623 for the same period of the prior year.  We did not receive any material amounts in tax refunds for the nine months ended September 30, 2010, compared $283,068 for the same period in the prior year.  In addition, for the nine months ended September 30, 2009, we received an outstanding amount of approximately $730,000, which was written off in prior years.  We did not receive a similar payment for the nine months ended September 30, 2010.

Income Tax Provision

For the nine months ended September 30, 2010, our income tax provision was $463,172, compared to $546,768 for the same period of the prior year, representing a decrease of $83,596, or 15.3%.  The decrease in income tax was due to the decrease of income before taxes in the nine months ended September 30, 2010, compared to the same period of the prior year.

Net Income Attributable To Huiheng's Shareholders

For the nine months ended September 30, 2010, our net income amounted to $1,403,709, a decrease of $1,290,268, or 47.9%, compared to $2,693,977 for the same period of the prior year. This decrease was attributable to (i) the significant decrease of revenues from services in the first six months and product sales in the first three quarters of 2010 and (ii) our reversal of the 33.9% allowance provided for the whole year’s doubtful accounts of account receivables for the period of the prior year.  This reversal did not occur in the nine months ended September 30, 2010.

Comprehensive Income

For the nine months ended September 30, 2010, our comprehensive income, which reflects the change in foreign currency translations on net income, amounted to approximately $1,157,251, a decrease of approximately $1,389,858, or 54.6%, compared to $2,547,109 for the same period of the prior year.  The foreign currency gain for the nine month period ended September 30, 2010 was $506,676.  The major decrease of this comprehensive income resulted from not recognizing any revenues from product sales over the period.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are from cash reserves, current assets such as accounts receivable and from operating activities including the sale of our products and comprehensive post-sales services fees for our products as well as products manufactured by others.  Based on the forgoing, we believe that we have sufficient working capital to meet our needs for the year 2010.

As further discussed in detail below, we have historically been unable to collect our accounts receivables on a timely basis.  However, due to our positive history with our customers, we keep apprised of such customers’ financial condition and due to our long-standing relationships we are confident that we will collect all the money owed by these customers.  So far, most of our clients can pay their outstanding accounts receivable with some delays.  In addition to regular meetings with our customers, we have oral agreements with certain customers about payment on their outstanding receivables balance, and thus far we have had success in receiving certain payments on a quarterly basis.

Our relatively high margins have historically provided us with sufficient cash to purchase various raw materials, meet our component inventory needs and pay our vendors.  In addition, there are very few direct costs associated with our service business which further enhances our margins.  We have long-standing, positive relationships with our vendors and have maintained favorable payment terms and believe that we will continue to maintain such favorable payment terms.  Also, we believe that we can defer certain tax payments, if we choose to do so, to provide additional cash.

In order for us to implement our current business growth strategy, we will need additional capital to finance a number of expansion initiatives, including new product development, expansion of our Wuhan facility and possible strategic acquisitions.  No assurance can be given that we will be able to raise such additional capital, or if raised, that it will be on favorable terms.  In the event that we are unable to raise capital, we may not be able to complete some or any of our expansion initiatives.

As of September 30, 2010, we had total assets of $29,255,472.  Our cash was $68,406, accounts receivable were $17,338,708, prepayment and other receivables were $3,719,459 and inventories were $2,322,002.  Working capital was approximately $20,054,885.  The current ratio was approximately 6.91. The quick ratio was approximately 6.23.  Our present policy is to apply cash to investment in product development, and further acquisitions or expansion of our business.  Consequently, we have not paid and do not expect to pay dividends on Common Stock in the foreseeable future.  We do not have any outstanding long term or short term bank loans, and continue to have minimal long-term capital expenditure obligations.

Net cash used in operating activities totalled $531,129 for the nine months ended September 30, 2010, an increase of $175,846 from $355,283 for the prior year.  This increase resulted primarily from the following changes in the operating assets and liabilities:

•           $838,889 increase in accounts receivables;

•           $962,102 increase in inventories;

•           $229,105 increase in prepaid expense and other receivables;

•           $136,075 decrease in accounts payable;

•           $362,093 increase in tax payable; and

•           $122,915 decrease in accrued expenses and other current liabilities;

The increase in accounts receivable was due to a combination of factors:

First, the majority of our product sales and installations in 2009 occurred during the last quarter of the year.  As a result of the short amount of time between the time of installation and the end of the period, our cash collection in the nine months ended September 30, 2010 was lower than our cash collected over the same period of the prior year.

Second, due to our strong, long-standing relationships with our customers, we have extended their payment terms.  Our sales contracts for our products provide for the customer to make payments based on milestones, which includes a deposit at the time that the order is placed and payments at various stages of the manufacturing, shipping, installation and testing process, typically with the final 10% payment due 12 months after the customer accepts the product as meeting the specifications.  However, in the PRC we have rarely collected payments under those stated terms and our customers have historically made most of their payments following the installation of our units, which final installation is often delayed due to the length of time it takes to obtain regulatory approval.  For such reasons, we often do not collect outstanding receivables on a timely basis.  The delay in receipt of customer payments places pressure on our working capital requirements.  In particular, our two major customers who accounted for 87% of our revenue for the nine months ended September 30, 2010 (“Customer A” and “Customer B”), collectively accounted for 88% of our total accounts receivable as of September 30, 2010.  During the nine month period ended September 30, 2010, Customer A paid approximately $2,066,146 on its accounts receivable and as of September 30, 2010 had an outstanding balance of approximately $11,438,904 (with provision for bad debts of approximately $532,042).  Of Customer A’s outstanding accounts receivable balance as of September 30, 2010, 20.25% related to the providing of services and 79.75% related to product sales.  During the nine month period ended September 30, 2010, Customer B paid approximately $478,240 on its accounts receivable and as of September 30, 2010 had an outstanding balance of $4,257,831.  Of Customer B’s outstanding accounts receivable balance, 100% related to the providing of services.  Although we do not yet have an exact payment schedule or a written collection policy, we seek to collect on these outstanding accounts receivables by reviewing our customers’ business operations and financial situation, and having meetings and paying regular visits to our customers to seek payment on our accounts.  Due to these efforts, and our prior positive history with our customers, we are confident that we will collect our accounts receivable owed by these customers.  In addition, although legal action is available, the duration and outcome of litigation is inherently uncertain, particularly in the PRC, where the civil justice system continues to evolve.

The increase in prepaid expense and other receivables was attributed to an increase in payments made to our manufacturing suppliers for parts and services needed to manufacture the radiotherapy units that comprise our backlog.

Net cash provided by/(used in) investing activities was $66,863 and ($519,330) for the nine months ended September 30, 2010 and 2009, respectively.  The cash provided by investing activities was from a related party advance.  The cash used in investing activities was primarily used for the acquisition of Portola Medical, Inc. this year, compared to land usage rights acquired for our new manufacturing facility in Wuhan last year.

There were no cash flows from financing activities for the nine months ended September 30, 2010 and 2009.

On June 7, 2010, we completed the acquisition of Portola Medical, Inc. (see Note 1 to the Notes to the Consolidated Financial Statements), whose primary asset consists of its rights to develop, manufacture and sell an adjustable Multi-Catheter Source Applicator which is intended to provide brachytherapy when a physician chooses to deliver intracavitary radiation to the surgical margins following lumpectomy of breast cancer.  We plan to market and sell this product in the United States and in Asia.  Under the terms of the purchase agreement, we acquired all of the outstanding shares of Portola Medical for $2,600 per share in cash (without interest) for a total purchase price of $260,000.  The purchase price and related costs were funded by Mr. Hui Xiaobing, our chairman and chief executive officer, pursuant to an unsecured promissory note with a maturity date one year from its effective date, unless sooner accelerated upon an event of default.

Cash flows from financing activities both amounted to nil for the nine months ended September 30, 2010 and 2009.

Off-Balance Sheet Arrangements

As of September 30, 2010, we had no off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K promulgated by the Securities and Exchange Commission.

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

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August 5, 2010, we issued a total of 55,998 shares of our common stock in connection with the exercise of conversion rights by certain holders of 5,331 shares of our Series A Convertible Preferred Stock (“Series A Preferred Stock”).  The conversion of the Series A Preferred Stock occurred at a rate of 10.5042 shares of common stock for each share of Series A Preferred Stock.  The shares of Series A Preferred Stock were originally acquired in 2007 pursuant to an exemption from registration under Section 4(2) of the Securities Act, as amended (“Securities Act”).  The shares of common stock issued in connection with the conversion were exempt from the registration requirements pursuant to Section 3(a)(9) of Securities Act since no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [REMOVED AND RESERVED]

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No	Description
3.1	Articles of Incorporation, as revised, of Huiheng Medical, Inc. (1)

3.2	Amended and Restated Bylaws of Huiheng Medical, Inc. (2)

4.1	Amended and Restated Certificate of Designations of Rights and Preferences of the Series A 7% Convertible Preferred Stock (3)

10.1	Huiheng Medical, Inc. 2009 Share Plan (4)

10.2	Purchase Contract of Cobalt-60 Radiation Sources Used in SGS-I with Beijing Atom High-Tech Co.*

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(1)	Incorporated by reference to the exhibit to the registrant’s annual report on Form 10-KSB filed with the SEC on April 10, 2008.

(2)	Incorporated by reference to the exhibit to the registrant’s annual report on Form 10-KSB filed with the SEC on April 10, 2008.

(3)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K filed with the SEC on January 16, 2008.

(4)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K filed with the SEC on June 10, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUIHENG MEDICAL, INC.

Date: November 22, 2010	By:	/s/ Hui Xiaobing
Hui Xiaobing
Chief Executive Officer
(Principal Executive Officer)

Date: November 22, 2010	By:	/s/ Richard Shen
Richard Shen
Chief Financial Officer
(Principal Accounting and Financial Officer)