Form 10-Q/A
period 2010-09-30
HUIHENG MEDICAL, INC.
filed 2010-12-28
CIK 1353972

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

We are filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) solely for the purpose of submitting a redacted version of appendix 1 and appendix 2 of Exhibit 10.2 and amending the disclosure with respect to such Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (the “Original Filing”), filed with the Securities and Exchange Commission (the “SEC”) on November 22, 2010.  We have submitted a letter to the SEC requesting confidential treatment of appendix 1 and appendix 2 of Exhibit 10.2 under Rule 24b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Freedom of Information Act (“FOIA”), Exemption 4, 5 U.S.C. § 552(b)(4).

Pursuant to Rule 12b-15 under the Exchange Act (“Rule 12b-15”), this Amendment contains the complete text of the information incorporated into Item 6, as amended.  In addition, as required by Rule 12b-15, new certifications of our principal executive officer and principal financial officer are also being filed and/or furnished as exhibits to this Amendment.

Except as described above, we have not modified or updated other disclosures presented in the Original Filing. This Amendment does not amend, update or change the financial statements or any other disclosures in the Original Filing and does not reflect events occurring after the filing of the Original Filing.

Item 6.  Exhibits

The following exhibits are filed as a part of Amendment No. 1 to this Quarterly Report.

Exhibit No	Description
10.2	Purchase Contract of Cobalt-60 Radiation Sources Used in SGS-I with Beijing Atom High-Tech Co.(1)*

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
(1)	Material has been redacted from this exhibit and filed separately with the SEC pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUIHENG MEDICAL, INC.

Date: December 28, 2010	By:	/s/ Hui Xiaobing
Hui Xiaobing
Chief Executive Officer
(Principal Executive Officer)

Date: December 28, 2010	By:	/s/ Richard Shen
Richard Shen
Chief Financial Officer
(Principal Accounting and Financial Officer)