Form 10-K
period 2010-12-31
HUIHENG MEDICAL, INC.
filed 2011-04-15
CIK 1353972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 15, 2011 was approximately $2,052,573 based upon the closing price of $0.90 per shares as quoted for such date on the Over-the-Counter Bulletin Board maintained by the Financial Industry Regulatory Authority (“FINRA”).  Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 29, 2011, there were 14,030,637 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

Overview of Our Business

We design and sell precision radiotherapy equipment used for the treatment of cancerous tumors in the People’s Republic of China (“PRC” or “China”).  Our products include a patented line of gamma treatment systems (“GTS”) that accurately deliver well-defined conforming doses of radiation to the target tissue and a multileaf collimator (“MLC”) used in conjunction with a linear accelerator for radiation therapy applications.  We currently have 42 patents issued in the PRC, 3 patents issued in the U.S., one patent issued in the European Union, 1 patent in Sweden, and additional patent applications pending.

We are dependent on a certain number of distributors consisting of hospital equipment financing companies who purchase our equipment and, in turn, sell our products to hospitals and clinics as end users.  In addition to providing precision radiotherapy equipment, we offer comprehensive post-sale services for our products as well as products manufactured by others.  These services include radioactive cobalt source replacement and disposal, medical expert training, clinical trial analysis, patient tumor treatment analysis, software upgrades and patient care consulting.

Our total revenues decreased from $9.38 million in 2009 to $8.64 million in 2010.  Our net income decreased from $3.64 million in 2009 to $2.18 million in 2010.  The decrease in revenues and corresponding net income was primarily the result of different products and a decrease in the unit price of products sold during 2010 as compared to the prior year.

Our operating subsidiaries in the PRC were founded in 2001 by Mr. Hui Xiaobing, our Chairman and a pioneer in the GTS industry in the PRC.  Mr. Hui served as president and Chairman of Shenzhen OUR Technology, Co., Ltd., the first PRC company to develop a gamma treatment system.  Mr. Hui is also the former CEO of Everbright Securities, a major Chinese financial institution.

The majority of our product sales in the PRC are made to Shenzhen Jiancheng Investment Co, Ltd. (“Jiancheng”) who sell our products to hospital and clinics.  During the fiscal years ended December 31, 2010 and 2009, Jiancheng accounted for 67% and  71% of our total revenues, respectively.

Our Products

We currently have developed five products: the Super Gamma System (“SGS”), the Body Gamma Treatment System (“BGTS”), OPEN Stereotactic Gamma-ray Radiotherapy System, the Head Gamma Treatment System (“HGTS”), and a multileaf collimator device (“MLC”) used in conjunction with a linear accelerator (“LINAC”).  On February 8, 2010, we filed an application with the PRC State Food and Drug Administration (“SFDA”) seeking approval of a LINAC product manufactured by us.  Although we have been informed that the LINAC unit is in the final stage of SFDA approval, we do not have an anticipated timeframe for receiving such approval.  Upon receipt of regulatory approval and available funding for research and development, our intent is to market and sell the LINAC product initially only in the PRC.  In addition, the MLC has been approved by SFDA for sale and we launched the sale of the MLC in 2011 targeting primarily the PRC market.  As to our advanced magnetic resonance imaging (“MRI”) and industrial LINAC products, we have temporarily suspended the development of these two projects due to the changing of market conditions and our lack of funding available for these projects.  We anticipate that our future research and development efforts will focus on developing our advanced MRI device and an industrial LINAC unit used for, among other things, preserving food through irradiation.  We will pursue these projects pending availability of funding for future research and development.

Recently, we have taken steps to expand our product offering by acquiring Portola Medical, Inc., a Delaware company whose primary asset consists of its rights to develop, manufacture and sell an adjustable Multi-Catheter Source Applicator under the ClearPath trademark which is intended to provide brachytherapy when a physician chooses to deliver intracavitary radiation to the surgical margins following lumpectomy of breast cancer.  We plan to market and sell this product in the United States and in Asia.  This product is still in its initial phase and there have been no sales of this product.

Our Strategies

Our goal is to gain greater market share for our GTS products by pursuing the following strategies:

•	continuing to offer high quality, competitively priced products and services;

•	broadening our product offering and improving our existing technologies;

•	expanding our sales and distribution force in the PRC;

•	exploring opportunities to develop international markets including the United States, South America, Eastern Europe and Southeast Asia; and

•	expanding our product portfolio through relationships with foreign medical equipment technology leaders.

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

The PRC Radiotherapy Market

The Ministry of Health identified cancer as the leading cause of death in the PRC for the past years.  Further, the presence of both cancer related illnesses and deaths is expected to increase in the future due to certain environmental factors, such as air and water pollution, associated with the PRC’s rapid industrial expansion.  As a result, effective treatment of cancer is a high priority for the PRC healthcare system.

Radiotherapy is used in approximately 50% of all cancer treatments worldwide.  Based on information most recently available to us, it is estimated that the United States has 13 radiotherapy units per million people.  The World Health Organization has previously recommended 6 radiotherapy units per million people for “developed” countries.  The PRC remains well below the recommended threshold.  In 2007, there was less than one radiotherapy unit per million people in the PRC.

The PRC radiotherapy industry has the following characteristics:

•	consolidation of the market as small suppliers find it difficult to compete;

•	high degree of government regulation with respect to unit pricing and approval process;

•	large discrepancy between the need for and access to radiation oncology systems; and

•	high barriers to entry due to both high technology requirements and established relationships.

Trends in the radiotherapy market in the PRC include:

•	increasing ability of the PRC medical community to detect cancer at treatable stages;

•	increasing acceptance of the use of Western style medicine and treatment approaches;

•	emerging middle class with increased financial ability to pay for medical procedures and improved cancer care; and

•	government indications to increase permissible spending on medical equipment procurement.

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

As described previously, Portola Medical, Inc.’s primary asset consists of its rights to develop, manufacture and sell an adjustable Multi-Catheter Source Applicator which is intended to provide brachytherapy when a physician chooses to deliver intracavitary radiation to the surgical margins following lumpectomy of breast cancer.  We plan to market and sell this product in the United States and in Asia.  Our development and marketing plan is in its initial phases.

Government Regulation

The sale and marketing of our products are subject to regulation in the PRC and in most other countries where we intend to conduct business.  For a significant number of our products, we need to obtain and renew licenses and registrations with SFDA and its equivalent in other markets.

In the event we begin to market and sell the Multi-Catheter Source Applicator owned by Portola Medical, Inc. in the United States, we will need to ensure compliance with various federal and state laws.

Regulation

Our products are subject to regulatory controls governing medical devices.  Our SGS, BGTS and GTS products are authorized by the SFDA which is the regulatory institution for medical devices in the PRC.  As a developer of medical equipment, we are subject to regulation and oversight by different levels of the SFDA.  We are also subject to other government laws and regulations which are applicable to developers in general.  SFDA requirements include obtaining production permits, compliance with clinical testing standards, development practices, quality standards, applicable industry and adverse reporting, and advertising and packing standards.  In addition, the installation of our products require the approval by the Ministry of Health and local provincial government.

On April 1, 2000, SFDA formulated a set of regulations for the medical device market - “Regulations for the Supervision and Administration of Medical Devices” - which included general provisions, administration of medical devices, administration of production, distribution and use of medical devices, supervision of medical devices, penalties, and supplementary provisions.  Recent regulatory changes in the PRC include improvements in the supervision and efficiency of medical devices testing, introduction of a new pricing policy for medical devices, and introduction of a new regulation - “Provisions on Daily Supervision and Administration of Medical Devices Manufacturing Enterprises,” by SFDA in 2006.  In addition, among other recently issued regulations, “Measure for the Examination of Medical Apparatus Advertisements” came into effect on May 20, 2009.  Also on May 20, 2009, the “Standard for the Examination of Medical Apparatus Advertisements” came into effect.

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

Production permit for medical devices

A developer must obtain a production permit from the provincial food and drug administration before commencing the development of Class II or Class III medical devices.  A production permit, once obtained, is valid for four years and is renewable upon expiration.  To renew a production permit, a developer must submit to the provincial food and drug administration an application to renew the permit, along with required information six months before the expiration date of the permit. In September 2007. we applied for a renewal of our production permit, which was promptly renewed in December 2007.

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

All of the products that we currently sell, including the OPEN Stereotactic Gamma-ray Radiotherapy System, Stereotactic Gamma-ray Whole Body Therapeutic System (SGS-1), Multi-leaf Collimator, TOP Stereotactic Gamma-ray Radiotherapy System, Whole Body Sterotactic Gamma System (SGS-1+), Head Gamma Treatment System (HGTS) and Body Gamma Treatment System (BGTS) have obtained SFDA approval.  The Medical Linear Accelerator (LINAC) we currently sell is manufactured by Shinwa.  We filed an application with the SFDA seeking approval of a LINAC product manufactured by the Company.  In February 2011, the SFDA approved our LINAC product and we intend to begin selling the LINAC product.

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

Customers

China

We sell our products through distributors who primarily consist of third party hospital equipment financing companies and who purchase our equipment and services directly, and resell such equipment and services to hospitals and clinics.  Thus, even though these distributors are the purchasers of our equipment, the end users of our products and services are hospitals and clinics that treat various types of tumors.  Further, although these distributors are contractually obligated to pay us for the equipment and services, their ability to pay us is dependent upon their receipt of the payments from hospitals and clinics who utilize the equipment and services.

In addition, before our equipment can be installed, the hospital or clinic must obtain approval from both the Ministry of Health and local provincial government, which approval process may range from three to twenty-four months.  Because of the approval process, the receipt of payment under a particular purchase agreement may be delayed until the equipment is installed and the hospital or and clinic starts using such equipment for treatment since the third party hospital financing company is unable to make payment to us until it receives payment from the hospital or clinic.  We are exploring different ways to resolve this delay in payment as it creates long accounts receivable collection cycle and puts a strain on our cash flow.

Currently, we have a limited number of distributors in the PRC (with two distributors accounting for approximately 90% of our sales for the year ending December 31, 2010)  While we are expanding our own sales and marketing capabilities and developing an internal distribution network to facilitate direct sales, we will still need to cooperate with these distributors who provide lease financing to the end users consisting of hospitals and clinics.

Outside China

In an effort to expand our customer base outside of China, we have entered into distribution agreements with companies located in India, Argentina, Ukraine, Chile, Russia, Hungary, South Korea and Peru.  These agreements were entered into from September 2005 through October 2007.  Based on our experience with our distributor in India (where obtaining regulatory approval took more than two years from the execution of the agreement in January 2006), we expect that it will take at least two years from commencement of a distribution agreement before sales commence in those countries, and substantially longer if the applicable regulatory authorities require clinical trials or additional data beyond what was required to obtain SFDA approval.  In addition, we understand that in several countries the local distributors have delayed filing for regulatory approval until they have reasonable assurance that there is a hospital or treatment center in the country that wants to acquire the equipment and there is a feasible source of financing.  In general, regulatory approval delays concerning client facility preparation needed to install our products can often delay the sale and installation of our products.  In certain instances, such as in Peru, the distributor has obtained regulatory approval, but shipment of our products has been delayed as a result of delays in completion of the treatment center where our products will be installed.

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

Intellectual Property

We have been issued 42 patents in China covering radiotherapy devices, switching devices, and various other aspects of the Gamma Treatment System.  We have also been issued three patents in the United States, one patent in the European Union and one patent in Sweden.  These foreign patents expire between 2020 and 2027.  We intend to patent our new inventions both in China and internationally and have filed a total of approximately 15 patent applications in the PRC, U.S. and EU.

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

Our patents cover the intellectual property we use in our products.  We do not license patent rights from others for our products. Management is not aware of any current or previous infringement of the existing patents.  If any infringement occurs, our management intends to vigorously prosecute actions to halt the infringement and recover damages if the value of the patent is judged at the time to be sufficient to justify that effort.

Employees

As of December 31, 2010, we had 79 employees, of which 79 were full-time employees and 0 were part-time employees.  Of such employees, 45 were in research and development, 9 were in sales and customer support, and 25 were in finance and administration.  We consider our relations with our employees to be strong.

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

The contracts covering the sale of our equipment provide for the distributor to make a deposit at the time that the order is placed and to make progress payments at various stages of the manufacturing, shipping, installing and testing process, typically with the final 10% payment due 12 months after the customer accepts the product as meeting the specifications.  However, in the PRC we have rarely collected payments under those stated terms and our distributors have historically made most of their payments following the installation of our equipment ranging from 12 to 24 months.  The payment by our distributors to us for the purchase of our equipment is dependent upon our distributor’s client’s, consisting of hospitals and clinics, ability to pay.  Our two largest distributor, who are third party equipment financing companies, had aggregate outstanding accounts receivable balance of $19.75 million and $14.1 million as of December 31, 2010 and 2009, respectively.  Of these amounts approximately 58.8% and 58.9% of the accounts receivable as of December 31, 2010 and 2009 were older than 365 days.  Accordingly, we have reclassified that portion of accounts receivable that is older than 365 days as a long-term asset.  The delay in receipt of customer payments places pressure on our working capital requirements.  Although legal action may be available to collect on our accounts receivable, the duration and outcome of litigation is inherently uncertain, particularly in the PRC, where the civil justice system continues to evolve.  If we are unable to collect on these accounts, this will adversely affect our liquidity and profitability.

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

Our medical equipment is generally sold one unit at a time through a limited number of hospital equipment financing companies to a particular hospital or clinic, and they generally do not reorder our products.  As a result, the continued growth of our business involves making sales to an increasing number of new hospitals and clinics each year.  The failure to find and sell to a significant number of new end users each year would limit our revenues and profits.

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

The majority of our products sold in the PRC are made to one entity.

The majority of our product sales in the PRC are made to Jiancheng.  During the years ended December 31, 2010 and 2009, sales to Jiancheng accounted for 66.84% and 71.27%, respectively, of our total revenues.  Any reduction in sales to Jiancheng will negatively impact our results of operations and could harm our business.

The Installation of our Radiotherapy Equipment in Hospitals by our Customers is Subject to Prior Approval by the Chinese Government.

In China, before our radiotherapy equipment may be installed, each hospital or clinic must obtain approval from the Ministry of Health and the local provincial government.  The obligation to obtain approval from the Ministry of Health and the local provincial government is the responsibility of our customer, who is usually a third party hospital equipment financing company and distributes our equipment.  As part of the application process, however, we will assist in responding to technical questions raised from time to time .  Questions raised during the process can include ensuring that equipment has been approved by the SFDA, that the equipment meets the specifications stated and that the equipment has been properly installed.  Because there is no standard application and approval procedure, the processing time for obtaining approval from the local provincial government will vary from province to province.  Based on the Company’s prior experience, and depending on the priority of and interest of the local provincial government, obtaining the Ministry of Health and local provincial government approval by our customers has taken from 3 to 24 months.  As a result, our ability to sell, install and recognize revenue for sales of our radiotherapy equipment through our customers is largely dependent on the customer’s and hospital’s ability to obtain approval by the Ministry of Health and the local provincial government.

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

The medical equipment market is highly competitive, and we expect the level of competition to remain at its current level or intensify.  We face direct competition in China and will do so in other markets should we expand internationally.  This competition is across all product lines and at all price points.  Our competitors also vary significantly according to business segment.  For domestic sales, our competitors include publicly-traded and privately-held multinational companies, as well as domestic Chinese companies.  To date, our international sales have been very limited (zero international sales in 2009 and zero sales in 2010) and while we are planning to engage in additional international sales in Latin American and Eastern Europe in the near future, there is no guarantee that we will meet with success.  Our competitors are primarily publicly-traded and privately-held multinational companies.  We also face competition in international sales from companies that have local operations in the markets in which we sell our products.

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

The sale and marketing of our products are subject to regulation in the PRC and in most other countries where we intend to conduct business.  For a significant portion of our products, we need to obtain and renew licenses and registrations with the SFDA and its equivalent in other markets.  The processes for obtaining regulatory clearances or approvals can be lengthy and expensive, and the results are unpredictable.  All of the products that we currently sell, including the OPEN Stereotactic Gamma-ray Radiotherapy System, Stereotactic Gamma-ray Whole Body Therapeutic System (SGS-1), Multi-leaf Collimator, TOP Stereotactic Gamma-ray Radiotherapy System, and Whole Body Sterotactic Gamma System (SGS-1+) have obtained SFDA approval.  The Medical Linear Accelerator (LINAC) we currently sell is manufactured by Shinwa.  As of February 8, 2010, we filed an application with SFDA seeking approval of a LINAC product manufactured by the Company which was approved in February 2011.  We intend to sell our LINAC soon.  In addition, relevant regulatory authorities may introduce additional requirements or procedures that could have the effect of delaying or prolonging the approval for our existing or new products.  For example, in 2007 the SFDA introduced a new safety standard to its approval process for new medical equipment which we believe has increased the typical time period required to obtain approval by approximately three months.  If we are unable to obtain approvals needed to market existing or new products, or obtain such approvals in a timely fashion, our business would be significantly disrupted, and our sales and profitability could be materially and adversely affected.

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

Effective internal controls are necessary for us to provide reliable financial reports.  If we cannot provide reliable financial reports, our business and operating results could be harmed.  For year ended December 31, 2010, we noted that we needed improvement in our enterprise risk management system to address enterprise risk and internal policies over enterprise level controls.  Because of these deficiencies in our controls and procedures, we have undertaken the following remedial measures: (1) we have hired an outside consultant to help us improve internal procedures; and (2) we are working with professional advisors to analyze, re-design and remediate key internal controls over financial reporting in order to standardize internal policies and procedures.

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

We currently possess 42 patents issued in the PRC, three patents in the U.S., one patent in the European Union and one patent in Sweden.  We also have a number of patents pending.  If one of our patents is infringed upon by a third party, we may need to devote significant time and financial resources to attempt to halt the infringement.  We may not be successful in defending the patents involved in such a dispute.  Similarly, while we do not knowingly infringe on patents, copyrights or other intellectual property rights owned by other parties, we may be required to spend a significant amount of time and financial resources to resolve any infringement claims against us.  We may not be successful in defending our position or negotiating an alternative remedy.  Any litigation could result in substantial costs and diversion of our management resources and could reduce our revenues and profits and harm our financial condition.

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

Shenzhen Hyper commenced operations in September 2001, and we installed our first SGS in that year and installed our first MLC in March 2007.  Wuhan Kangqiao also commenced operations in September 2001, and we installed our first BGTS in 2003 and our first HGTS in 2004.  As a result, we have a limited operating history which may not provide a meaningful basis for investors to evaluate our business, financial performance and prospects.  We may not have sufficient experience to address the risks frequently encountered by early-stage companies, and as a result we may not be able to:

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

A circular promulgated by the State Administration for Foreign Exchange (“SAFE”), which is the PRC governmental body that regulates the conversion of RMB into foreign currencies, has increased the ability of foreign holding companies to receive distributions of profits earned by Chinese operating subsidiaries.  We qualify for this treatment, but remaining qualified for it will require the Chinese principals involved in our business to meet annual filing obligations.  While they have agreed to meet those annual requirements, it is possible that they will fail to do so, which could limit our ability to gain access to the profits earned by our subsidiary Allied Moral.  The result could be the inability to pay dividends to our stockholders or to deploy capital outside of the PRC in a manner that would be beneficial to our business as a whole.

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

There may be corrupt practices in the healthcare industry in China, which may place us at a competitive disadvantage if our competitors engage in such practices.

There may be corrupt practices in the healthcare industry in China.  For example, in order to secure agreements with hospitals or to increase direct sales of medical equipment, our competitors may engage in corrupt practices in order to influence hospital personnel or other decision-makers in violation of the anti-corruption laws of China and the U.S. Foreign Corrupt Practices Act (“FCPA”).  As competition persists and intensifies in our industry, we may lose customers and other opportunities to the extent that our competitors engage in such practices or other illegal activities.

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

The value of the Renminbi, or RMB, the main currency used in China, fluctuates and is affected by, among other things, changes in the PRC’s political and economic conditions.  The conversion of RMB into foreign currencies such as the U.S. dollar has been generally based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets.  The official exchange rate had remained stable over the past several years.  However, the PRC recently adopted a floating rate with respect to the RMB.  As a result, the average monthly exchange rate of the RMB to the U.S. dollar was about RMB $6.7604 to one U.S. dollar for the year ended December 31, 2010 as compared to an average of approximately RMB $6.8303 during 2009.  This floating exchange rate, and any appreciation of the RMB that may result from such rate, could have various effects on our international business, which include making our products more expensive relative to those of our competitors.  It is not possible to predict if the net effects of the appreciation of the RMB, to whatever extent it occurs, would be positive or negative for our business.

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

The price of our common stock may be subject to wide fluctuations due to variations in our operating results, news announcements, our limited trading volume, general market trends both domestically and internationally, currency movements, sales of common shares by our officers, directors and our principal stockholders, and sales of common shares by existing investors.  Certain events, such as the issuance of common shares upon the exercise of our outstanding stock options, could also materially and adversely affect the prevailing market price of our common shares.  Further, the stock markets in general have recently experienced extreme price and volume fluctuations that have affected the market prices of equity securities of many companies and that have been unrelated or disproportionate to the operating performance of such companies.  In addition, a change in sentiment by U.S. investors for China-based companies could have a negative impact on the stock price.  These fluctuations may materially and adversely affect the market price of our common shares and the ability to resell shares at or above the price paid, or at any price.

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

Shenzhen Hyper is headquartered in Shenzhen, China, where it leases office space of 4,000 square meters, with a monthly rental of RMB $160,000 (USD 24,200) per month.  The property houses management, research and development personnel, marketing, finance and administrative support staff.  The lease will expire at the end of December 2027.  We relocated to this space at the beginning of 2008.

Neither facility contains equipment or specialized improvements that would be difficult to move to a new location.  If we decided to relocate, we believe that there are many facilities in these locations that would be suitable for our needs.

Item 3.  Legal Proceedings.

To the best of management’s knowledge, the Company is not involved in any legal proceedings.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Equity

Our common stock is currently quoted on the Over-the-Counter Bulletin Board maintained by the Financial Industry Regulatory Authority (“FINRA”) under the Symbol: “HHGM.”  The table below lists the high and low closing prices per share of our common stock for each quarterly period during the past two fiscal years as quoted on the Over-the-Counter Bulletin Board.

Fiscal 2009	High	Low
First Quarter	$5.50	$1.98
Second Quarter	$1.95	$0.30
Third Quarter	$2.00	$0.50
Fourth Quarter	$3.00	$1.00

Fiscal 2010	High	Low
First Quarter	$2.59	$1.65
Second Quarter	$1.85	$1.10
Third Quarter	$2.15	$1.20
Fourth Quarter	$1.60	$0.80

Trading in our common stock has been sporadic and the quotations set forth above are not necessarily indicative of actual market conditions.  All prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.

Holders

At March 15, 2011 there were 14,030,637 shares of common stock issued and outstanding that were held by approximately 37 shareholders of record.

Dividends

We have never declared any cash dividends and we have no intention of issuing cash dividends in the foreseeable future.

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

Mr. Hui Xiaobing, our principal executive officer and director, has filed the requisite application for foreign investment exchange registration under the relevant laws of the PRC and the regulations of Notice 75, and his registration application has been approved by SAFE.  His foreign investment exchange registration is valid, legal and effective for the purpose of Notice 75.

Securities authorized for issuance under equity compensation plans

On June 6, 2009, the Board of Directors and the shareholders of the Company approved the Huiheng Medical, Inc. 2009 Share Plan (the “Plan”), under which employees and directors of the Company are eligible to receive direct awards of shares or grants of stock options (either Incentive Stock Options or Nonstatutory Stock Options, as determined by the administrator of the Plan at the time of grant).  Under the Plan, 1,566,666 shares have been reserved.  The following equity compensation table summarizes the foregoing:

Number of securities remaining
available for future issuance
	Number of securities to be issued	Weighted-average exercise price	under equity compensation
	upon exercise of outstanding	of outstanding options, warrants	plans (excluding securities
	options, warrants and rights	and rights	reflected in column (a))

Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	30,000	$5.00	1,536,666
Equity compensation plans not approved by security holders	-	-	-
Total	30,000	$5.00	1,536,666

Issuance of Unregistered Shares

During 2010, we issued a total of 95,347 shares of our common stock in connection with the exercise of conversion rights by certain holders of 9,077 shares of our Series A Convertible Preferred Stock (“Series A Preferred Stock”).  The conversion of the Series A Preferred Stock occurred at a conversion rate of 10.5042 shares of common stock for each share of Series A Preferred Stock.  The shares of common stock issued in connection with the conversion were exempt from the registration requirements pursuant to Section 3(a)(9) of Securities Act of 1933 since no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

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

In 2006, we established Allied Moral Holdings, Ltd. in the British Virgin Islands as a holding company and Allied Moral acquired 100% of the ownership interests of Changdu Huiheng as part of an ownership restructuring to facilitate investments by foreign investors.  As discussed above in “Business - Huiheng Medical’s Background,” the stockholders of Allied Moral engaged in a share exchange transaction with our company in May 2007.

On June 7, 2010, we completed the acquisition of Portola Medical, Inc. whose primary asset consists of its rights to develop, manufacture and sell an adjustable Multi-Catheter Source Applicator which is intended to provide brachytherapy when a physician chooses to deliver intracavitary radiation to the surgical margins following lumpectomy of breast cancer.  Portola Medical is in its initial stages and we plan to market and sell this product in the United States and in Asia.

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

Our expansion plans include broadening our product offering.  Our research and development team is focused on developing and producing technologically advanced radiotherapy and GTS products.  We currently have 42 patents issued in the PRC, three patents in the U.S., one patent in the European Union, one patent in Sweden and additional patents applications pending.  Our SGS, BGTS and GTS products are approved for use in China by the State Food and Drug Administration (“SFDA”), an agency of the Ministry of Healthcare of the PRC.

Our future research and development efforts will focus on developing an advanced magnetic resonance imaging (“MRI”) device and an industrial linear accelerator (“LINAC”) unit used for, among other things, preserving food through irradiation.  We will pursue these projects pending the availability of funds for future research and development.

We currently sell our products primarily to a small number of hospital equipment investors in China, who install our systems in hospitals or clinics.  We also offer comprehensive post-sales services for our medical equipment to our customers.  The service contracts are negotiated and signed independently and separately from the sales of medical equipment.  Our post-sales services include radioactive cobalt source replacement and disposal, medical expert training, clinical trial analysis, patient tumor treatment analysis, product maintenance, software upgrades, and consulting.  Due to the poor economy during the past years, there has been a decrease in the sales of our products and the majority of our total revenues is attributed to service contract revenue. In addition, in China, before our radiotherapy equipment may be installed, each hospital or clinic must obtain approval from the Ministry of Health and the local provincial government. The obligation to obtain approval from the Ministry of Health and the local provincial government is the responsibility of our customer, who is usually a third party hospital equipment financing company and a distributor of our equipment. As part of the application process, however, we will assist in responding to technical questions raised from time to time. Questions raised during the process can include ensuring that equipment has been approved by the SFDA, that the equipment meets the specifications stated and that the equipment has been properly installed. Because there is no standard application and approval procedure, the processing time for obtaining approval from the local provincial government will vary from province to province. Based on our prior experience the time from application to final installation of our radiotherapy equipment is as follows:

•
Once the sale contract has been signed, the hospital or clinic will submit an application for approval with the Ministry of Health and local provincial government for the installation of our radiotherapy equipment.  Depending on the priority of and interest of the local provincial government, obtaining the Ministry of Health and local provincial government approval by our customers has taken from as fast as 3 months to as long as 24 months. Unfortunately there is no set time frame in which the local regulatory authorities must respond. As such, the length of the approval process varies dramatically from province to province as each local province has its own approval process and what it deems to be a priority at the local level.

•
After both regulatory approvals have been obtained from the Ministry of Health and local provincial government, and assuming the hospital or clinic has properly prepared the facility for installation, it typically takes us 1 to 2 months to install and test our products.

As a result, our ability to sell, install and recognize revenue for sales of our radiotherapy equipment through our customers is largely dependent on the customer’s and hospital’s ability to obtain approval by the Ministry of Health and the local provincial government.

Many of the key research and development personnel who developed our products are currently employed by our company.

We will continue to pursue relationships with foreign medical equipment technology leaders to provide high quality, low cost manufacturing services and China-based distribution for their products.

Our Operating Subsidiaries

Shenzhen Hyper Technology Co. Limited.  Shenzhen Hyper was established in September of 2001 as a domestic Chinese company based in Shenzhen, China.  From inception, it has been engaged in designing, developing and servicing radiotherapy medical equipment used for the treatment of cancerous tumors for customers throughout China.  Shenzhen Hyper developed the SGS, our most advanced and versatile technology, in 2001.  The SGS is a radiotherapy device that uses gamma radiation to non-invasively treat tumors located in the head and the body and to treat certain functional disorders of the head and neck areas.  It utilizes stereotactic, or three-dimensional imaging, principles to enhance the accuracy of the targeting of the radiation beams.  Shenzhen Hyper has also developed a MLC device that is used in conjunction with a LINAC to provide conformal shaping of radiotherapy treatment beams, which increases the precision of the beam and reduces the damage caused to surrounding tissues.  We are currently developing our own LINAC with which we will integrate our MLC.

Shenzhen Hyper is currently working on the development of additional radiotherapy and diagnostic equipment that will be sold in China and abroad, including the next-generation SGS unit, capable of treating cancerous tumors in the head and body by advanced radiotherapy functions.  We have a 75% interest in Shenzhen Hyper.

Wuhan Kangqiao Medical New Technology Co.  Wuhan Kangqiao was established in September of 2001 as a domestic Chinese company based in Wuhan, China.  From inception, it has been engaged in designing, developing and servicing radiotherapy medical equipment for customers throughout China.  Wuhan Kangqiao developed the BGTS in 2003 and the HGTS in 2004 and currently designs, markets and services these products.  The BGTS is a stereotactic radiotherapy device that uses gamma sourced radiation to non-invasively treat tumors located in the body.  The HGTS is a stereotactic radiotherapy device that uses gamma sourced radiation to non-invasively treat tumors in the head and to treat other functional disorders of the head and neck area.  We have a 100% interest in Wuhan Kangqiao.

Beijing Yuankang Kbeta Nuclear Technology Co., Limited.  Beijing Kbeta was established in December 2004 and supplies the Cobalt-60 radioactive material used as the radioactive source in the SGS, BGTS and HGTS.  We have a 50% interest in Beijing Kbeta.

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

REVENUES

We primarily derive our revenues from selling our products to third party hospital equipment investors and from selling service contracts to the end users of our products.

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

Our sales have historically been achieved on a unit-by-unit basis.  We expect that in any given period a relatively small, and changing, number of third party investors will continue to account for a significant portion of our revenues.  Our customers for products primarily consists of hospital equipment investors.  For the year ended December 31, 2009, two customers accounted for 90% of our revenues and for the year ended December 31, 2010, two customers accounted for 90% of our revenues.

We extend credit to our customers and often do not collect outstanding receivables on a timely basis.  The contracts covering the sale of our products provide for the customer to make a deposit at the time that the order is placed and to make progress payments at various stages of the manufacturing, shipping, installation and testing process, typically with the final 10% payment due 12 months after the customer accepts the product as meeting the specifications.  However, in the PRC we have rarely collected payments under those stated terms and our customers have historically made most of their payments following the installation of our units.  Our largest customer had an outstanding accounts receivable balance of $14.7 million and $10.5 million as of December 31, 2010 and 2009.  The delay in receipt of customer payments places pressure on our working capital requirements.  Legal action is available, but the time it takes and the outcome of any litigation is inherently uncertain, particularly in the PRC, where the civil justice system continues to evolve.  Should we be unable to collect on these accounts, it would reduce our liquidity and profitability.

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

TAXES AND INCENTIVES

The discussion of taxes that follows denotes financial obligations and thresholds in RMB, since that is the currency in which those amounts are measured.  These amounts have been translated into U.S. dollars using the exchange rate in effect on December 31, 2010.  The actual future value of taxes expressed in USD will vary depending upon future rates of exchange.

Allied Moral Holdings

Under the current laws of the British Virgin Islands, we are not subject to tax on our income or capital gains.  In addition, no British Virgin Islands withholding tax would be imposed on payments of dividends.

Changdu Huiheng

Under the current PRC laws, Changdu Huiheng is subject to the Enterprise Income Tax (“EIT”) and the Value Added Tax (“VAT”).  Changdu Huiheng is established in the western region of the PRC and, as such, it is currently subject to an EIT rate of 15%, compared to a statutory rate of 25% for most companies in China.  However, pursuant to an agreement with the Tibet Finance Bureau, Changdu Huiheng will be refunded any amounts of its annual EIT payment that exceed RMB 900,000 (US$133,000).  In addition, the Tibet Finance Bureau will refund Changdu Huiheng’s annual 31% business tax payment and its 38.75% VAT payment under the condition that the total annual business tax and the annual VAT owed exceed RMB 1 million (US$148,000) and RMB 1.5 million (US$222,000), respectively.  This tax incentive policy will be valid for 5 years from the commencement of the tax refund, which began in fiscal 2006.

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

The VAT refund is recorded as part of revenues under U.S. GAAP.  For the fiscal year ended December 31, 2010, the VAT refunds that we applied for in 2009 were booked as other revenue.

Wuhan Kangqiao

Wuhan Kangqiao is classified as a high technology company in Wuhan, and currently operates in an approved economic-technological development area.  As such, it was subject to an EIT rate of 15% before 2009, compared to a statutory rate of 25% for most companies in China; however, the local tax regulation is revised in 2009 and the current rate is 25%

The PRC tax system is subject to uncertainties and has been subject to recently enacted changes, the interpretation and enforcement of which are also uncertain.  There can be no assurance that changes in PRC tax laws or their interpretation or their application will not subject us to tax increases in the future.

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

(j) Revenue Recognition  The Company generates revenue primarily from sales of medical equipment and provision of maintenance and support services.  Revenue is recognized as follows:

Sales of medical equipment

The Company recognizes revenue when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.  The sales price of the medical equipment includes the training services, which generally take about one month.  These services are ancillary to the purchase of medical equipment by customers and are normally considered by the customers to be an integral part of the acquired equipment.  As training services do not have separately determinable fair values, the Company recognizes revenue for the entire arrangement upon customer acceptance, which occurs after delivery and installation.

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

(k) Research and Development Costs  Research and development costs are charged to expense as incurred.  Research and development costs mainly consist of remuneration for the research and development staff and material costs for research and development.  The Company incurred $80,071 and $485,290 for the years ended December 31, 2010 and 2009, respectively.

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

The average monthly exchange rates for year ended December 31, 2010 and the closing rate as of December 31, 2010 were RMB$6.7604and RMB$6.6000 to one USD, respectively.  The average monthly exchange rates for year ended December 31, 2009 and the closing rate as of December 31, 2009 were RMB$6.8303 and RMB$6.8270 to one USD, respectively.

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

Years Ending December 31,	After-tax Profit in USD
2009	18,500,000	*
2010	26,200,000	*
2011	34,060,000
* This after-tax profit goal was not achieved for the years ended December 31, 2009 and 2010.

OUR RESULTS OF OPERATIONS

Operating revenues

For the year ended December 31, 2010, total product sales and service revenues were $8.64 million, a decrease of $0.74 million, or 8%, compared to $9.38 million for the prior year.  This decrease was due to less revenue from product sales in 2010 compared with 2009.

Total revenues from product sales were $2.47 million for 2010, a decrease of $0.99 million or 29%, compared to $3.46 million for the prior year.  In 2010, we sold 3 units of our products, the same number with 2009; however, the products we sold in 2010 were TOP, OPEN and LINAC, whose sales prices were lower than our another product SGS-I, which was sold in 2009.

Total service revenues were $6.17 million for 2010, an increase of $0.25 million or 4.2%, compared to $5.92 million for the prior year.  For the year ended December 31, 2010, we managed two more service contract than in the prior year 2009.  The increase in revenue from services in 2010 was due to the appreciation of the RMB against the USD and the entering into a new service contract compared to the prior year.

Revenue Backlog

Revenue backlog represents the total amount of unrecognized revenue associated with existing purchase orders for our products.  Any deferral of revenue recognition is reflected in an increase in backlog as of the end of that period.  The backlog as of December 31, 2010 amounted to $8.94 million, representing a decrease of 2.82 million or 24%, compared to $11.76 million as of December 31, 2009.  The backlog has decreased but remained in place in large part due to the newly installation in the last quarter of 2010 and regulatory approval delays concerning clients’ facility preparation as necessary to install our products, which caused some of the units to stay in our backlog longer than we expected.  Subject to any further delays in obtaining regulatory approval, we anticipate that the installation of the first SGS-I in Peru will be completed by 2011.

The purchase orders are not cancellable and are subject to certain conditions, including but not limited to, customers obtaining regulatory approval from their local government for our products.  Notwithstanding, we expect the purchase orders comprising the revenue backlog to be installed during 2011.

Below is a summary of our revenue backlog broken down by product, unit price, quantity and total amount owed as of December 31, 2010, based on an exchange rate of 6.6000 RMD per dollar:

Products	Unit Price (RMB)	Quantity	Total Amount (RMB)	Value of Backlog (USD)
SGS-I	9,000,000	2	18,000,000	2,727,272.73
SGS-I	14,000,000	1	14,000,000	2,121,212.12
SGS-I	14,000,000	1	14,000,000	2,121,212.12
LINAC	6,500,000	2	13,000,000	1,969,696.97
Total		6	59,000,000	8,939,343.94

Cost of revenues

The total cost of revenues amounted to $2.18 million for the year ended December 31, 2010, a decrease of $0.17 million or 7.2%, compared to $2.35 million for the prior year.  The decrease was due to different products we sold and the cost of our products sold in 2010 was lower than those sold in 2009.

Gross margin

As a percentage of total revenues, the overall gross margin decreased to 74.80% for the year ended December 31, 2010 from 74.91% for the prior year.  The gross margin remained steadily was due to higher margin service revenues but lower margin sales revenue accounting for a proximal percentage of total revenues in 2010 compared to 2009.

Operating expenses

Sales and marketing expenses   Sales and marketing expenses consist primarily of salaries and related expenses for personnel engaged in sales, marketing and customer support functions and costs associated with advertising and other marketing activities.

Sales and marketing expenses were approximately $281,927 for the year ended December 31, 2010, a decrease of 10.9%, or roughly $34,320 compared to approximately $316,247 for the prior year.  The decrease was due to all products sold in 2010 were in the PRC domestic market, less marketing expenses related to international sales incurred in 2010 when compared to 2009.

We expect that our selling expenses will remain at or increase above the 2010 levels as we increase our efforts to expand sales, particularly internationally, where our brand is not as well known, and the resulting resources devoted to establish a presence in new markets will be greater.

General and administrative expenses   General and administrative expenses consist primarily of salaries and benefits and related costs for our administrative personnel and management, fees and expenses of our outside advisers, including legal, audit and valuation expenses, expenses associated with our administrative offices.  General and administrative expenses amounted to approximately $3.38 million for the year ended December 31, 2010, an increase of roughly $0.03 million compared to approximately $3.35 million for the prior year, representing an increase of 0.9%.  The general and administrative expenses remaining steadily were due primarily to that the there was no significant change in the personnel number and the overall business kept in a steady level.

Research and development expenses .  Research and development expenses include employee compensation, materials consumed and experiment expenses for specific new product research and development, and any expenses incurred for basic research on advanced technologies.  Research and development expenses were $80,071 for the year ended December 31, 2010, compared to $485,290 for the prior year.  This decrease was mainly due to the decrease in our research and development activities during 2010.  As discussed above, our research and development in product development, including the development of our MLC, linear accelerator and SGS-1+ device, was curtailed during 2010 due to the unavailability of financial resources.  However, subject to the availability of funds, we intend to focus our future research and development efforts on developing an advanced MRI device and an industrial LINAC unit.

Income tax provision
Our effective tax rate was 28.88% for the year ended December 31, 2010, compared to 16.27% for the year ended December 31, 2009.  This increase in effective tax rate resulted from a combination of factors.  The tax rate payable at each level of our operations is different.  In 2010, the tax rate payable at Changdu Huiheng is 15%, compared to 12% in 2009.   The effective tax rate is the result of a combination of taxes paid in different items and at different levels.  Although the net income before income tax decreased this year because of the provision for doubtful accounts, the accrued tax payable increased to $974,328 in 2010 from $389,632 in 2009 as a result of less tax refund incurred in 2010 compared with 2009.

Net income
For the year ended December 31, 2010, the Company’s net income amounted to $2.18 million, a decrease of $1.46 million or 40% compared to $3.64 million for the prior year.  This decrease was attributable primarily to the increase of allowance provisions for doubtful accounts, from $375,679 in 2009 to $594,491 in 2010. The decrease in reversal of provision for bad debt was another reason for the decrease of net income. In 2009, we received reversal of provision for bad debt with amount of $907,720, compared with $31,951 in 2010.

Comprehensive Income
For the year ended December 31, 2010, the Company’s comprehensive income amounted to $1.96 million, a decrease of $1.49 million or 43.19% compared to $3.45 million for the prior year.  The decrease was due to a decrease in net income and foreign currency translation adjustments over the period.

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

Certain reclassifications have been made to the financial statement presentation as of December 31, 2009 and for the year then ended to correspond to the current year’s format.  Total equity and net income are unchanged due to these reclassifications.

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

As of December 31, 2010, we had total assets of $31,415,904.  Our cash was $294,542, current portion accounts receivable were $8,130,681, prepaid expenses and current portion other receivables were $2,853,121 and inventories were $2,832,282.  Working capital was approximately $9,744,273.  The current ratio was approximately 3.23. The quick ratio was approximately 2.58.  Our present policy is to apply cash to investment in product development, and further acquisitions or expansion of our business.  Consequently, we have not paid and do not expect to pay dividends on Common Stock in the foreseeable future.  We do not have any outstanding long term or short term bank loans, and continue to have minimal long-term capital expenditure obligations.

Net cash used in operating activities totaled $624,124 for the year ended December 31, 2010, an increase of $58,168 from $565,956 for the prior year.  This increase resulted primarily from the following changes in the operating assets and liabilities:

•  $4,065,076 increase in accounts receivables;
•  $1,472,382 increase in inventories;
•  $819,386 decrease in prepaid expense and other receivables;
•  $422,235 increase in accounts payable;
•  $584,696 increase in tax payable; and
•  $63,587 increase in accrued expenses and other current liabilities;

The increase in accounts receivable was due to a combination of factors:

First, the majority of our product sales and installations in 2009 occurred during the last quarter of the year.  As a result of the short amount of time between the time of installation and the end of the period, our cash collection this year was lower than our cash collected in the prior year.

Second, due to our strong, long-standing relationships with our customers, we have extended their payment terms.  Our sales contracts for our products provide for the customer to make payments based on milestones, which includes a deposit at the time that the order is placed and payments at various stages of the manufacturing, shipping, installation and testing process, typically with the final 10% payment due 12 months after the customer accepts the product as meeting the specifications.  However, in the PRC we have rarely collected payments under those stated terms and our customers have historically made most of their payments following the installation of our units, which final installation is often delayed due to the length of time it takes to obtain regulatory approval.  Further, although a customer is legally obligated to pay for our products, their ability to pay for the products is dependent on their ability to collect payments from their customers consisting of hospitals and clinics.  For such reasons, we often do not collect outstanding receivables on a timely basis.

The delay in receipt of customer payments places pressure on our working capital requirements.  In particular, our two major customers (“Customer A” and “Customer B”) collectively accounted for 90% and 90% of our revenues for the years ended December 31, 2010 and 2009.  During the year ended December 31, 2010, Customer A paid approximately $2.4 million on its accounts receivable and as of December 31, 2010 had an outstanding balance of approximately $14. 1 million  (with provision for bad debts of approximately $0.54 million).  Of Customer A’s outstanding accounts receivable balance as of December 31, 2010, 21.27% related to the providing of services and 78.73% related to product sales.  During the year ended December 31, 2010, Customer B paid approximately $790,909 on its accounts receivable and as of December 31, 2010 had an outstanding balance of $4,231,211, (with provision for bad debts of approximately $290,758).  Of Customer B’s outstanding accounts receivable balance, 100% related to the providing of services.  Although we do not yet have an exact payment schedule or a written collection policy, we seek to collect on these outstanding accounts receivables by reviewing our customers’ business operations and financial situation, and having meetings and paying regular visits to our customers and their customers to seek payment on our accounts.  Due to these efforts, and our prior positive history with our customers, we are confident that we will collect our accounts receivable owed by these customers.  In addition, although legal action is available, the duration and outcome of litigation is inherently uncertain, particularly in the PRC, where the civil justice system continues to evolve.

We are in discussion with certain distributors to settle our accounts receivables by surrendering the equipment and contracts with the hospitals and clinics to us so that we can collect the fees directly.  We believe that this will greatly improve our cash flow and reduce the time to collection.   However, no agreement has yet to be entered into.

Even though we believe that our accounts receivable are collectible from our customers, of the accounts receivable outstanding as of December 31, 2010 and 2009, 58.8% and 58.9% of such accounts receivable , respectively, were more than 365 days.  Accordingly, we reclassified that portion of the accounts receivable more than 365 days as a long-term asset for the year ended December 31, 2009, will account for that portion of accounts receivable more than 365 days as a long-term asset of the year ended December 31, 2010 and years thereafter.  See note 2 to our financial statements.  This reclassification has no effect to the total amount of assets or to our consolidated statements of income.

The decrease in prepaid expense and other receivables was attributed to a decrease in payments made to our manufacturing suppliers for parts and services needed to manufacture the radiotherapy units that comprise our backlog.

Net cash provided by/(used in) investing activities was $54,481 and ($358,401) for the year ended December 31, 2010 and 2009, respectively.  The cash provided by investing activities was from a related party advance.  The cash used in investing activities was primarily used for the acquisition of Portola Medical, Inc. this year, compared to land usage rights acquired for our new manufacturing facility in Wuhan last year.

There were no cash flows from financing activities for the year ended December 31, 2010 and 2009.

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

Cash flows from financing activities both amounted to nil for the year ended December 31, 2010 and 2009.

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

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010.  Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

The contracts covering the sale of the Company’s equipment (which are primarily sold through the Company’s third party distributors) provide for the distributor to make a deposit at the time that the order is placed and to make progress payments at various stages of the manufacturing, shipping, installing and testing process, typically with the final 10% payment due 12 months after the distributor accepts the product as meeting the customer’s specifications.  However, the Company has rarely collected payments under those stated terms and the Company’s distributor has historically made most of its payments following the installation of the Company’s equipment.  As a result in delays in collecting its accountants receivable, a substantial portion of the Company’s accounts receivable were more than 365 days old even though the accounts receivable was classified as a current asset.

Upon further review and analysis of its accounts receivable, the Company decided to reclassify that portion of the accounts receivable more than 365 days old to a non-current asset to reflect more accurately the time it takes for the Company to collect on its accounts receivable.  The reclassification has no effect to the Company’s Consolidated Statements of Income.

Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2010.

We believe that our consolidated financial statements for the year ended December 31, 2010 included in this report fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table and text set forth the names and ages as of December 31, 2010 of all of our directors and executive officers.  The Board of Directors is comprised of only one class.  All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.  Except for Mr. Huang being the brother-in-law of Mr. Hui, there are no family relationships among directors and executive officers.

Each of our directors, other than Mr. Hui and Mr. Huang, is “independent” under the independence standards adopted by the Nasdaq Stock Market Rules.  Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under United States Federal securities laws.

Name	Age	Position
Hui Xiaobing	57	Chairman and CEO
Huang Jian	54	Vice President and Director
Richard Shen	45	Chief Financial Officer, Current Corporate Secretary
Cui Zhi	41	Chief Technology Officer
Tang Shucheng	48	Director of Marketing
Li Daxi	63	Director

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten (10) years, none of our directors or executive officers were involved in any of the following: (1) any federal or state bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Audit Committee

Our Board of Directors has established an Audit Committee in accordance with section 3(a)(58)(A) of the Exchange Act, which currently consists of Li Daxi, Hui Xiaobing and Huang Jian.  Dr. Li Daxi satisfies the independence requirements established by the Nasdaq Marketplace Rules.  The Audit Committee conducts an annual review of the committee’s overall performance.  The primary purpose of the Audit Committee is to oversee our accounting and financial reporting processes and the function of the Audit Committee includes retaining our independent auditors, reviewing their independence, reviewing and approving the planned scope of our annual audit, reviewing and approving any fee arrangements with our auditors, overseeing their audit work, reviewing and pre-approving any non-audit services that may be performed by them, reviewing the adequacy of accounting and financial controls, reviewing our critical accounting policies and reviewing and approving any related party transactions.  The Audit Committee held one meeting(s) during the fiscal year ended December 31, 2010.

Audit Committee Financial Expert

Our Board of Directors has determined that Li Daxi is an “audit committee financial expert,” as defined in Section 401(h) of Regulation S-K.  As disclosed above, Li Daxi is “independent,” as defined by the Nasdaq Stock Market Rules.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth the information, on an accrual basis, with respect to the compensation of our executive officers for the years ended December 31, 2010 and 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings	All Other Compen- sation ($)	Total ($)
Hui Xiaobing,	2010	$56,866	0	0	0	0	0	0	$56,866
Chief Executive Officer	2009	$56,284	0	0	0	0	0	0	$56,284

Huang Jian,	2010	$35,542	0	0	0	0	0	0	$35,542
Vice President	2009	$35,178	0	0	0	0	0	0	$35,178

Richard Shen	2010	$37,719	0	0	0	0	0	0	$37,719
Chief Financial Officer and Corporate Secretary	2009	$37,333	0	0	0	0	0	0	$37,333

Employment Agreements

None of our executive officers have employment agreements.

Equity Awards

During the last fiscal year, we have not granted any stock options or Stock Appreciation Rights (“SARS”) to any executive officers or other individuals listed in the table above.  No long term incentive awards were granted during the last fiscal year.

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

Compensation of Directors

Each director (other than the Chair of the Compensation Committee or Audit Committee) will receive $3,000 per month and a stock option to purchase 30,000 shares vesting quarterly over a period of three years.  The Chair of the Compensation Committee will receive $3,500 per month and options for 36,000 shares (with the same vesting schedule as the other directors) and the Chair of the Audit Committee will receive $4,000 per month and options for 36,000 shares (with the same vesting schedule as the other directors).  While the Company has agreed to compensate our outside directors for their service through a combination of cash and stock options, as noted above, in addition to the reimbursement of their expenses incurred in performing their duties, we have not made any payment to our directors nor have we awarded any stock options in 2010 except as noted below.

The following table sets forth compensation paid to our non-executive directors for the fiscal year ended December 31, 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)

Li Daxi	$36,000	$-	$-	(1)	$-	$-	$-	$36,000

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

As of February 25, 2011, we had a total of 14,030,637 shares of common stock outstanding and 211,390 shares of Series A Preferred Stock issued and outstanding.  Each share of  Series A Preferred Stock is convertible into 10.5042 shares of common stock, and the 211,390 shares of Series A Preferred Stock outstanding will convert into 2,220,483 shares of common stock in the aggregate.

Common Stock

The following table sets forth, as of March 15, 2011: (a) the names and addresses of each beneficial owner of more than five percent of our common stock known to us, the number of shares of common stock beneficially owned by each such person, and the percent of our common stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares our common stock beneficially owned, and the percentage of our common stock so owned, by each such person, and by all of our directors and executive officers as a group.  Unless otherwise indicated, the business address of each of our directors and executive offices is c/o Huiheng Medical, Inc., Huiheng Building, Gaoxin 7 Street South, Keyaunnan Road, Nanshan District, Shenzhen Guangdong, P.R. China 51807.  Each person has sole voting and investment power with respect to the shares of our common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner (Includes Management)	Shares Owned Beneficially	Percentage Ownership
Hui Xiaobing (1)	11,750,000	83.75%

Huang Jian	0	*

Richard Shen	0	*

Cui Zhi	0	*

Tang Shucheng	0	*

Li Daxi	20,000(2)	*

All Officers & Directors as a Group (7 people)	11,765,000	83.75%

* Individual owns less than 1% of our securities.

(1)           Includes shares held by Clear Honest International Limited, a company controlled by Mr. Hui Xiaobing, Chief Executive Officer of Huiheng.

(2)           Represents stock options exercisable at March 15, 2011 or within sixty (60) days of March 15, 2011.

Preferred Stock

The following table sets forth, as of March 15, 2011, the names and addresses of each beneficial owner of more than five percent (5%) of our Series A Preferred Stock known to us, the number of shares of Series A Preferred Stock beneficially owned by each such person, the percent of the Series A Preferred Stock so owned, and the number of shares of common stock issuable upon conversion of the Series A Preferred Stock.  To our knowledge, none of our directors or executive officers have any direct or beneficial ownership interest in shares of Series A Preferred Stock or shares of common stock issuable upon conversion of the Series A Preferred Stock:

Name and Address	Shares of Series A Preferred Beneficially Owned	Percentage Ownership	Shares of Common Stock Issuable on Conversion

Genesis Capital Advisors LLC 546 Fifth Ave., 5th Floor New York, NY 10036	11,237	5.32%	118,036

Platinum Partners Value Arbitrage Fund, L.P. 152 West 57th St. New York, NY 10019	65,317	30.9%	686,103

Kenneth Greif (1) 240 Maple Street Englewood, NJ 07631	26,667	12.61%	280,116

Atlas Master Fund, Ltd. 135 East 57th St. New York, NY 1002	20,116	9.52%	211,302

Sherleigh Associates Inc.. Profit Sharing Plan 80 Columbus Circle PH 76A New York, NY 10023	15,663	7.41%	164,527

Hanover Overseas Fund/OHL Ltd. Level 2, 20 Augustus Terrace Parnell, Auckland 1142 New Zealand	15,663	7.41%	164,527

Orion KF Partners 11990 San Vicente Blvd. Ste 200 Los Angeles, CA 90049	15,663	7.41%	164,527
(1) Includes 6,667 shares held in the name of Greif China PE, LLC of which Mr. Grief exercise voting control and investment control.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 5 for this information.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

A summary of related party payables at December 31, 2010 and 2009 were as follows:

Amounts due to related parties at December 31, 2010 and December 31, 2009 represents the remaining balance due to a former shareholder of Allied Moral Holdings Limited ("Allied Moral"), a subsidiary of the Company, pursuant to the 2007 share redemption as well as advances related to the acquisition of Changdu Huiheng.

In June 2010, the cash consideration of $260,000 and related expenses amounting to $30,000 for acquiring the new subsidiary, Portola Medical Inc, were paid by the director, Hui Xiaobing directly on behalf of the Company. As of December 31, 2010, such director is owed $359,620.

We believe that Mr. Li. is an independent director as defined under the Nasdaq Stock Market Rules.

Item 14.  Principal Accounting Fees and Services.

Relationship with Independent Registered Public Accounting Firm

Our Audit Committee has responsibility for the appointment, compensation and oversight of the work of our independent registered public accounting firm, UHY Vocation HK CPA Limited (“UHY”).  We retained the firm of UHY as our Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2010.  We have appointed UHY as our independent registered public accounting firm for our fiscal year 2011.

Audit Fees

For the fiscal years ended 2010 and 2009, the aggregate fees billed for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-Q and the services provided in connection with the statutory and regulatory filings or engagements for those fiscal years and registration statements filed with the SEC were $120,000 and $120,000, respectively.

Audit-Related Fees

For the fiscal years ended December 31, 2010 and 2009, there were no fees billed for the audit or review of the financial statements that are not reported above under Audit Fees.

Tax Fees

For the fiscal years ended December 31, 2010 and 2009, fees billed for tax compliance services were $5,404 and $13,270, respectively.

All Other Fees

For the fiscal years ended December 31, 2010 and 2009, there were no fees billed for services other than services described above.

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

Item 15.  Exhibits, Financial Statements and Schedules.

The following documents are filed as part of this Annual Report:

(a)           Financial Statements:

(b)           Exhibits:

Exhibit No.	Document Description

3.1	Articles of Incorporation, as revised (incorporated by reference to the exhibit to the Company’s annual report on Form 10-KSB filed with the SEC on April 10, 2008)

3.2	Amended and Restated By-Laws (incorporated by reference to the exhibit to the Company’s annual report on Form 10-KSB filed with the SEC on April 10, 2008)

4.1
Amended and Restated Certificate of Designations of Rights and Preferences of the Series A 7% Convertible Preferred Stock (incorporated by reference to the exhibit to the Company’s current report on Form 8-K filed with the SEC on January 16, 2008)

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to the exhibit to the Company’s current report on Form S-1 filed August 29, 2008)

10.1	Office Lease (incorporated by reference to the exhibit to the Company’s Amendment No. 1 to the Form SB-2 filed with the SEC on December 5, 2007)

10.2
Common Stock Purchase Agreement, dated May 7, 2010 by and among the Company, Three Arch Capital, L.P., TAC Associates, L.P., Three Arch Partners IV, L.P., and Three Arch Associates IV, L.P. (incorporated by reference to the exhibit to the Company’s Form 8-K filed with the SEC on May 13, 2010)

10.3	Huiheng 2009 Share Plan (incorporated by reference to the exhibit to the Company’s current report on Form 8-K filed with the SEC on June 10, 2009)

10.4
Purchase Contract of Cobalt-60 Radiation Sources Used in SGS-1, dated December 1, 2005, by and between Shenzhen Hyper Technology Incorporation and Beijing Atom High-Tech Co., Ltd. (incorporated by reference to the exhibit to the Company’s current report on Form 10-Q filed with the SEC on November 11, 2010)

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

Huiheng Medical, Inc.,
a Nevada corporation

Date: April 15, 2011	By:	/s/ Hui Xiaobing
Hui Xiaobing
Chief Executive Officer (Principal Executive Officer)

Date: April 15, 2011	By:	/s/ Richard Shen
Richard Shen
Chief Financial Officer (Principal Financial & Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature(s)	Title(s)	Date

/s/ Hui Xiaobing
Hui Xiaobing	Chairman	April 15, 2011

/s/ Huang Jian
Huang Jian	Director	April 15, 2011

/s/ Li Daxi
Li Daxi	Director	April 15, 2011

HUIHENG MEDICAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at December 31, 2010 and 2009	F-2

Consolidated Statements of Income for the Years Ended December 31, 2010 and 2009	F-3

Consolidated Statement of Changes in Stockholders' Equity and Other Comprehensive Income
for the Years Ended December 31, 2010 and 2009	F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009	F-5

Notes to the Consolidated Financial Statements	F-6 to F-27

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
HUIHENG MEDICAL INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Huiheng Medical Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial positions of the Huiheng Medical Inc. and its subsidiaries. as of December 31, 2010 and 2009, the consolidated results of its operations and its consolidated cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY VOCATION HK CPA LIMITED

Hong Kong, the People’s Republic of China
April 15, 2011

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
( IN US DOLLARS)

	December 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash	$294,542	$84,962
Accounts receivable	8,130,681	6,777,868
Prepaid expenses	2,743,602	3,339,701
Other receivables, net of allowance for doubtful accounts of
$757,576 and $732,386 as of December 31, 2010
and December 31, 2009, respectively	109,519	92,031
Inventories	2,832,282	1,359,900
Total Current Assets	14,110,626	11,654,462

ACCOUNTS RECEIVABLE, net of allowance for doubtful accounts of $1,451,364 and $897,319 as of December 31, 2010 and December 31, 2009, respectively	11,617,798	9,721,951
OTHER RECEIVABLES, net of current portion	1,216,841	1,457,616
INVESTMENT IN AFFILIATE	137,032	43,152
PROPERTY, PLANT AND EQUIPMENT, NET	2,419,348	2,520,787
LAND USE RIGHT, NET	952,057	939,575
INTANGIBLE ASSETS, NET	962,202	777,086
Total Assets	$31,415,904	$27,114,629

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,266,774	$844,539
Due to related parties	385,025	24,560
Income tax payable	974,328	389,632
Accrued liabilities and other payables	1,740,226	1,676,639
Total Current Liabilities	4,366,353	2,935,370

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized;
Designated 300,000 shares of Series A convertible preferred stock; 211,390 shares issued and outstanding with liquidation preference of $7,927,125 at December 31, 2010; and 220,467 shares issued and outstanding with liquidation preference of $8,267,513 at December 31, 2009	211	220
Common stock, $0.001 par value; 74,000,000 shares authorized; 23,730,637 shares issued and 14,030,637 shares outstanding at December 31, 2010; and 23,635,290 shares issued and 13,935,290 shares outstanding at December 31, 2009	23,731	23,635
Treasury stock, 9,700,000 common shares, at cost	(9,700)	(9,700)
Additional paid-in capital	7,498,086	7,498,086
Statutory surplus reserve	1,676,867	1,310,516
Retained earnings	14,298,693	12,488,965
Accumulated other comprehensive income
Foreign currency translation gain	2,633,236	1,756,510
Total Huiheng's stockholders' equity	26,121,124	23,068,232
Non-controlling interests	928,427	1,111,027
Total Stockholders' Equity	27,049,551	24,179,259
Total Liabilities and Stockholders' Equity	$31,415,904	$27,114,629

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN US DOLLARS)

	For the year ended December 31,
	2010	2009

REVENUES	$8,636,573	$9,378,579

COST OF REVENUES	2,176,184	2,353,088

GROSS PROFIT	6,460,389	7,025,491

OPERATING EXPENSES:
Sales and marketing expenses	281,927	316,247
General and administrative expenses	3,382,617	3,351,201
Research and development costs	80,071	485,290

Total Operating Expenses	3,744,615	4,152,738

OPERATING INCOME	2,715,774	2,872,753

OTHER INCOME / (EXPENSES):
Other income	182,902	1,253,747
Interest income	293	375
Interest expenses	(253,876)	-
Gain on business acquisition	21,508	-
Equity in income / (loss) of affiliate	90,204	(2,012)

Total Other Income	41,031	1,252,110

NET INCOME BEFORE INCOME TAXES	2,756,805	4,124,863

INCOME TAXES	796,213	671,078

NET INCOME BEFORE ATTRIBUTION OF
NON-CONTROLLING INTERESTS	1,960,592	3,453,785

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	215,574	186,631

NET INCOME ATTRIBUTABLE TO HUIHENG’S SHAREHOLDERS	2,176,166	3,640,416

EARNINGS PER SHARE
- Basic	$0.16	$0.26

- Diluted	$0.13	$0.22

Weighted Common Shares Outstanding
- Basic	13,960,476	13,918,771

- Diluted	16,251,113	16,251,113

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME
(IN US DOLLARS)

	Series A Preferred Stock		Common Stock		Treasury Stock
	Number of		Number of		Number of		Additional Paid-in	Statutory	Retained	Accumulated Other Comprehensive	Total Huiheng's stockholders'	Non-controlling	Total Stockholders	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	surplus reserve	Earnings	Income	equity	interest	'Equity	Income
Balance, December 31, 2008	229,133	$229	23,544,254	$23,544	(9,700,000)	$(9,700)	$7,498,086	$1,310,516	$8,848,631	$1,767,573	$19,438,879	$1,298,604	$20,737,483	$-

Comprehensive income:

Net income/(loss)	-	-	-	-	-	-	-	-	3,640,416	-	3,640,416	(186,631)	3,453,785	3,453,785
Foreign currency translation loss	-	-	-	-	-	-	-	-	-	(11,063)	(11,063)	(946)	(12,009)	(12,009)

Issuance of common stock in connection with conversion of preferred stock	(8,666)	(9)	91,036	91	-	-	-	-	(82)	-	-	-	-	-

Balance, December 31, 2009	220,467	220	23,635,290	23,635	(9,700,000)	(9,700)	7,498,086	1,310,516	12,488,965	1,756,510	23,068,232	1,111,027	24,179,259	$3,441,776

Comprehensive income:

Net income/(loss)	-	-	-	-	-	-	-	-	2,176,166	-	2,176,166	(215,574)	$1,960,592	1,960,592
Foreign currency translation gain	-	-	-	-	-	-	-	-	-	876,726	876,726	32,974	909,700	909,700

Issuance of common stock in connection with conversion of preferred stock	(9,077)	(9)	95,347	96	-	-	-	-	(87)	-	-	-	-	-
Appropriation to statutory reserves	-	-	-	-	-	-	-	366,351	(366,351)	-	-	-	-	-

Balance, December 31, 2010	211,390	$211	23,730,637	$23,731	(9,700,000)	$(9,700)	$7,498,086	$1,676,867	$14,298,693	$2,633,236	$26,121,124	$928,427	$27,049,551	$2,870,292

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN US DOLLARS)

	For the year ended December 31,
	2010	2009
Cash flows from operating activities:
Net income before attribution of non-controlling interests	$1,960,592	$3,453,785
Net loss attributable to non-controlling interests	215,574	186,631
Total Huiheng's net income	2,176,166	3,640,416
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property, plant and equipment	249,185	253,991
Recovery of bad debts	(31,951)	(907,720)
Amortization of land use rights	19,364	17,569
Amortization of intangible assets	89,585	82,483
Bad debt expense	594,491	375,679
Write off of deferred offering costs	-	460,209
Interest expenses	253,876	-
Equity in (income) / loss of affiliate	(90,204)	2,012
Non-controlling interest	(215,574)	(186,631)
Gain on acquisition of subsidiary	(21,508)	-
Changes in assets and liabilities:
Accounts receivable	(4,065,076)	(5,721,391)
Prepaid expenses and other receivables	819,386	786,146
Inventories	(1,472,382)	(6,548)
Accounts payable	422,235	11,633
Income tax payable	584,696	368,201
Accrued liabilities and other payables	63,587	257,995
Net cash used in operating activities	(624,124)	(565,956)
Cash flows from investing activities:
Capital expenditures on addition of property, plant and equipment	(35,519)	(134,207)
Repayment of advance to third parties	-	541,704
Repayment of advances to related party	-	732,032
Advance to third party	-	(541,704)
Advance from related party	90,000	-
Payment for land use right	-	(956,226)
Net cash provided by / (used in) investing activities	54,481	(358,401)
Net decrease in cash	(569,643)	(924,357)
Effect on change of exchange rates	779,223	(9,857)
Cash as of January 1	84,962	1,019,176
Cash as of December 31	$294,542	$84,962
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income tax paid	$238,472	$303,041

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

NOTE 1 - ORGANIZATION AND OPERATIONS

Huiheng Medical, Inc. (“the Company” or “Huiheng”), formerly known as Mill Basin Technologies, Limited (“Mill Basin”), is a China-based medical device company that, through its subsidiaries, designs, develops and markets radiation therapy systems used for the treatment of cancer.  The Company is a Nevada holding company and conducts all of its business through operating subsidiaries in China and a subsidiary in the US (Portola Medical, Inc), which holds the rights to certain patents.

The Company's common stock is listed on the Over-the-counter Bulletin Board ("OTCBB") market and traded under the symbol "HHGM".

Acquisition of New Subsidiary

On June 7, 2010, the Company acquired a 100% interest in Portola Medical Inc which is incorporated in Delaware and its primary asset consists of its rights to develop, manufacture and sell an adjustable Multi-Catheter Source Applicator under the ClearPath trademark which is intended to provide brachytherapy when a physician chooses to deliver intracavitary radiation to the surgical margins following lumpectomy of breast cancer.  The Company plans to market and sell this product in the United States and in Asia.  This product is still in its initial phase and there have been no sales of this product.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include all accounts of the Company and its wholly-owned and majority-owned subsidiaries.  All material inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the financial statement presentations as of December 31, 2009 and for the year then ended to correspond to the current year’s format.  Total equity and net income are unchanged due to these reclassifications.

Summary of significant accounting policies

Estimates

The preparation of the financial statements in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the years. Significant items subject to such estimates and assumptions include the recoverability of the carrying amount and the estimated useful lives of long-lived assets; valuation allowances for receivables and realizable values for inventories. Actual results could differ from those estimates in consolidation.

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts, sales returns, trade discounts and value added tax. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.   The Company performs ongoing credit evaluations of its customers' financial conditions. The Company provided an allowance of $1,451,364 and $897,319 for doubtful accounts respectively as of December 31, 2010 and December 31, 2009, respectively.

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The ultimate collection of the Company’s accounts receivable may take more than one year, and any portion of accounts receivable expected to be collected in more than one year is reflected as noncurrent, net of allowance for doubtful accounts relating to that portion of the receivables. The bifurcation between current and noncurrent portions of accounts receivable is based on management’s estimate and predicated on historical collection experience.

Accounts receivables balances at December 31, 2009 amounting to $16,499,819 (net of deducting allowance of doubtful accounts of $897,319) which were previously shown as current in the annual report 10K  have been reclassified between current and non-current in order to correspond to the current year’s classification.

The Company had signed agreements with SZ Jiancheng Investment Co., Ltd., “Jiancheng” as on March 14, 2011 to acquire the operating rights of four medical centers valued at approximately $8 million (RMB 54,000,000) for a period from 5 to 8 years. Both parties agreed to use the long outstanding of accounts receivable owed by Jiancheng to the Company as consideration of these operating rights.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

Summary of significant accounting policies (…/Cont'd)

Inventories

The Company values inventories, consisting of work in process and raw materials, at the lower of cost or market.  Cost of material is determined on the weighted average cost method. Cost of work in progress includes direct materials, direct production cost and an allocated portion of production overhead.

The final steps of assembly of our products, including installation of radioactive service materials, are completed at customer locations. Accordingly, the Company generally does not carry finished goods inventory.

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

Estimated Life
Buildings and building improvements	3 to 20
Production equipment	3 to 5
Furniture fixtures and office equipment	3 to 5
Motor vehicles	5 to 10

Land use right

Land use right is recorded at cost less accumulated amortization. Under ASC 350 "Intangibles, Goodwill and Other", land use right is classified as a definite lived intangible asset and is amortized over its useful life.  According to the laws of the PRC, the government owns all of the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government.  The Company's land use right is amortized using the straight-line method over the lease term of 50 years.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

Summary of significant accounting policies (…/Cont'd)

Intangible assets

The Company’s intangible assets include patent and pending patents applications.  The Company accounts for its intangible assets pursuant to FASB ASC Subtopic 350-30, “General Intangibles Other Than Goodwill”. Under ASC 350-30-35, intangibles with definite lives are amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Accordingly, the Company amortizes the patent over their legal term of 20 years, on a straight-line basis.

Investment in affiliate

The Company owns a 50% equity interest in Beijing Yuankang Kbeta Nuclear Technology Company, Ltd ("Beijing Kbeta") and accounts for the investment using the equity method of accounting. The equity method is utilized as the Company has the ability to exercise significant influence over the investee, but does not have a controlling financial interest.  If circumstances indicate that the carrying value of the Company's investment in Beijing Kbeta may not be recoverable, the Company would recognize an impairment loss by writing down its investment to its estimated net realizable value if management concludes such impairment is other than temporary.

We have invested in Beijing Kbeta since it provides the Company the ability to install and replace the Cobalt 60 radioactive sources used in our gamma treatment systems products.

Impairment of long-lived assets

Long-lived assets, which include tangible assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of, if any, are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. At December 31, 2010 and 2009, the Company determined that there was no impairment of value.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

Summary of significant accounting policies (…/Cont'd)

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of financial assets and liabilities, such as cash, accounts receivable, prepaid expenses and other current assets, accounts payable, income taxes payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments and market rates of interest.

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

Pursuant to the laws and regulations of the PRC, Shenzhen Hyper Technology Co., Limited ("Shenzhen Hyper") (a subsidiary of the Company) is entitled to a refund of VAT on the sales of self-developed software embedded in medical equipment. The VAT refund represents the amount of VAT collected from customers and paid to the authorities in excess of 3% of relevant sales. The amount of VAT refund is calculated on a monthly basis. As the refund relates directly to the sale of self-developed software that is embedded in the Company’s products, the Company recognizes the VAT refund at the time the product is sold. The amount is included in the line item "Revenues" in the consolidated statements of income and is recorded on an accrual basis.

The medical equipment sold by the Company has embedded self-developed software which can also be sold on a standalone basis.

(ii)	Sales of maintenance and support services

The Company also provides comprehensive post-sales services to certain distributors for medical equipment used by hospitals. These contracts are negotiated and signed independently and separately from the sales of medical equipment. In accordance with the agreements, the Company provides comprehensive services including replace of Cobalt 60 radioactive sources, additional training to users of the medical equipment, maintenance of medical equipment, software upgrades and consulting. Fees for these services are recognized over the life of the contract on a monthly basis.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

Summary of significant accounting policies (…/Cont'd)

Government tax refund

Pursuant to a tax incentive policy provided by the Tibet Finance Bureau, Tibet Changdu Huiheng Development Co., Ltd (“Changdu Huiheng”), a subsidiary of the Company, is eligible for the following tax refunds for five (5) consecutive years commencing from September 2006:

(i)	Annual income tax payment in excess of $133,000 (RMB 900,000) will be refundable.
(ii)	31% of business tax payments will be refunded if annual business tax payment in excess of $148,000 (RMB 1.0 million).
(iii)	38.75% of VAT payments will be refunded if annual VAT payment in excess of $222,000 (RMB 1.5 million).

The Company records these tax refunds as other income when the refunds are confirmed and paid by Tibet Finance Bureau.

Warranty

The Company provides a product warranty to its customers to repair any product defects that occur generally within twelve months from the date of sale. The Company's sales contracts generally allow the customer to withhold up to 10% of the total selling price for the duration of the warranty period which is included in Accounts receivable. Based on the limited number of actual warranty claims and the historically low cost of such repairs, the Company has not recognized a liability for warranty claims, but rather recognizes such cost when product repairs are made.

Research and development costs

Research and development costs are charged to expense as incurred. Research and development costs mainly consist of salary for the research and development staff and material costs for research and development. The Company incurred $80,071 and $485,290 for the year ended December 31, 2010 and 2009 respectively.

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

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

Summary of significant accounting policies (…/Cont'd)

Foreign currency translation

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the period. The related transaction adjustments are reflected in "Accumulated other comprehensive income / (loss)" in the equity section of the consolidated balance sheet.

	2010	2009
Balance sheet items, except for equity accounts	RMB6.6000 = $1	RMB6.8270 = $1
Items in statement of income	RMB6.7604 = $1	RMB6.8303 = $1

Cash

Cash consist of cash on hand and at banks. Substantially all of the Company's cash is held with financial institutions located in the PRC. Management believes that these major financial institutions are of high credit quality.

Share-based compensation

The Company awards stock options and other equity-based instruments to its employees, directors and consultants and provides employees the right to purchase common stock (collectively "share-based payments"), pursuant to stockholder approved plans.  Compensation cost related to such awards is measured based on the fair value of the instrument on the grant date and is recognized on a straight-line basis over the requisite service period, which generally equals the vesting period.  All of the Company's stock-based compensation is based on grants of equity instruments and no liability awards have been granted.

During 2009, the Company adopted a stock option plan (the "Plan") for selected employees, directors, consultants to promote the success of the Company's business by offering these individuals an opportunity to acquire an ownership interest in the Company.  The Plan provides both for direct awards of shares and for the granting of options to purchase shares as determined by the Administrator at the time of the grant. Under the Plan, 1,566,666 shares have been reserved for awards.

The Company has elected to use the calculated value method to account for the options issued in 2009.  The Company used its historical closing price of 2010 to estimate volatility.  Using the Black-Scholes-Merton option pricing model, management has determined that the options issued in 2009 have a calculated value of $0.4683 per share.  Total compensation cost associated with these options was $14,049 over the three-year service period that began on the grant date. Compensation cost in 2010 and 2009 was $4,683 and $3,512 respectively. Such amount had not been recorded as it was considered immaterial.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

Summary of significant accounting policies (…/Cont'd)

The assumptions used and the weighted average calculated value of options are as follows for the year ended December 31, 2010:

Risk-free interest rate	2.01%
Expected dividend yield	-
Expected volatility	152.33%
Expected life in years	3.4
Service period in years	3
Weighted average calculated value of options granted	$0.4683

The following is an analysis of options to purchase shares of the Company’s stock issued and outstanding as of December 31, 2010:

		Weighted Avergae
	Options	Price

Options granted on June 6, 2009	30,000	$5
Exercised	-
Expired/cancelled	-
Options outstanding, as at December 31, 2009	30,000
Granted	-
Exercised	-
Expired/cancelled	-
Options outstanding, as at December 31, 2010	30,000

As of December 31, 2010, options for 17,500 shares at a weighted average exercise price of $5.00 were vested and exercisable.  These options have a weighted average remaining contractual term of 1.2 years.  Compensation cost of approximately $5,854 had not yet been recognized on nonvested awards. The weighted average period over which it is expected to be recognized is 1.25 years.

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

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

Earnings per share

The value of basic earnings per share is computed on the basis of the weighted-average number of shares of our common stock outstanding during the year. Diluted earnings per share is computed on the basis of the weighted-average number of shares of our common stock plus the effect of dilutive potential common shares outstanding during the year using the if-converted method. Dilutive potential common shares include Series A Convertible Preferred Stock.

The following table sets forth the computation of basic and diluted net income per common share:
	For the Year ended December 31,
	2010	2009

Net income per common share	$2,176,166	$3,640,416

Weighted average outstanding shares of common stock	13,960,476	13,918,771
Dilutive effect of Convertible Preferred Stock	2,290,637	2,332,342
Diluted weighted average outstanding shares	16,251,113	16,251,113

Earnings per common share:
Basic	$0.16	$0.26
Diluted	$0.13	$0.22

For the year ended December 31, 2010, the stock option plan granted in June 2009 to purchase 30,000 common shares were not included in diluted earnings per share because the effect would be anti-dilutive.

Commitments and contingencies

The Company is subject to lawsuits, investigations and other claims related to operations, product, taxing authorities, environmental and other matters out of the normal course of business, and is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses and fess. A determination of the amount of reserves and disclosures required, if any, for these contingencies are made after considerable analysis of each individual issue. The Company accrues for contingent liabilities when an assessment of the risk of loss is probable and can be reasonably estimated. The Company discloses contingent liabilities when the risk of loss is reasonably or probable.

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

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

Summary of significant accounting policies (…/Cont'd)

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

There was no asset or liability measured at fair value on a non-recurring basis as of December 31, 2010 and 2009.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on our consolidated financial statement disclosures.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

Summary of significant accounting policies (…/Cont'd)

Impact of new accounting standards (…/Cont'd)

In December, 2010, the FASB amended its view on performing step two of a goodwill impairment analysis. The amendment does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step one of the goodwill impairment test and requires entities with a zero or negative carrying value to assess, considering qualitative factors such as those listed in Accounting Standards Codification (ASC) 350-20-35-30 Intangibles - Goodwill and Other, whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that a goodwill impairment exists, the entity must perform step two of the goodwill impairment test. For public entities, these amendments are effective for impairment tests performed during entities' fiscal years that begin after December 15, 2010. The Company does not believe the adoption of this amendment will have a material effect on its financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – INVENTORIES

At December 31, 2010 and 2009, inventories consisted of the following:
	2010	2009

Raw materials	$578,071	$281,112
Work-in-progress	2,254,211	1,078,788
	$2,832,282	$1,359,900

Final assembly of our products, including installation of radioactive source materials, is conducted on site at our customers' locations. Our products are not considered to be finished good (available for sale in the normal course of business) until such time as the source material is installed in the units.

NOTE 4 – PREPAID EXPENSES

At December 31, 2010 and 2009, prepaid expenses consisted of the following:
	2010	2009

Advances made to suppliers	$2,452,693	$3,058,465
Construction in progress paid on behalf of landlord (a)
- current portion	290,909	281,236
	$2,743,602	$3,339,701

Non-current portion (a)	$1,216,841	$1,457,616

(a)
Under an agreement signed with the landlord, Shenzhen Hyper will make payment for the construction in progress of the building in advance on behalf the landlord. Meanwhile, Shenzhen Hyper signed a rental agreement with the landlord to rent the building for 20 years at about US$24,200 (RMB160,000) per month. The balance of the amount due from the landlord will be used and amortized as rental expenses incurred by Shenzhen Hyper.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

NOTE 4 – PREPAID EXPENSES (…/Cont'd)

The expected amortization of construction in progress for the next five years and thereafter is as follows:

Total
For the year ended
December 31,
2011	$290,904
2012	290,904
2013	290,904
2014	290,904
2015	290,904
Thereafter	53,230
Total	$1,507,750

NOTE 5 – OTHER RECEIVABLES

At December 31, 2010 and 2009, other receivables, net, consisted of the following:

	2010	2009
Other receivables
- loan or advance to staff for business travelling	$38,758	$43,072
- utilities and rental deposits	1,515	1,948
- advances made by director	3,030	2,930
- others (net of allowance for doubtful accounts of $757,576 and $732,386)	66,216	44,081
	$109,519	$92,031

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

At December 31, 2010 and 2009, property, plant and equipment consisted of the following:

	2010	2009

Buildings and building improvements	$2,565,072	$2,479,782
Production equipment	702,900	656,423
Furniture, fixture and office equipment	422,616	366,868
Motor vehicles	193,750	187,308
	3,884,338	3,690,381
Less: Accumulated depreciation	(1,464,990)	(1,169,594)
	$2,419,348	$2,520,787

For the year ended December 31, 2010 and 2009, depreciation expense amounted to $249,185 and $253,991, respectively.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

NOTE 7 - LAND USE RIGHT

Land use right represents prepaid lease payments to the Local Government for land use right held for a period of 50 years from January 20, 2009 to December 26, 2058 in Wuhan, People's Republic of China. Land use right is amortized using the straight-line method over the lease term of 50 years. The amortization expense for the year ended December 31, 2010 and 2009 was $19,364 and $17,569, respectively.

NOTE 8 – INTANGIBLE ASSETS

At December 31, 2010 and 2009, intangible assets, net consisted of the following:

	2010	2009

Patent technology in Shenzhen Hyper (a)	$1,515,152	$1,464,772
Patent technology in Portola Medical, Inc.(b)	250,000	-
Less: Accumulated amortization	(802,950)	(687,686)
	$962,202	$777,086

(a)
Patent represents a patent technology for the production of a component of the radiation treatment system. Pursuant to the patent certificate, the patent is valid for 20 years from the application date, May 1999.

(b)
Patent acquired in Portola Medical, Inc. The amortization expenses for the years ended December 31, 2010 was $6,250. Patent technology is utilized in the production of medical equipment and is amortized over its estimated useful life of 20 years.

For the year ended December 31, 2010 and 2009, amortization expense amounted to $89,585 and $82,483, respectively. The expected amortization for the next five years and thereafter is as follows:

	Patent technology in Portola Medical, Inc.	Patent technology in Shenzhen Hyper	Total
For the year ended
December 31,
2011	$12,500	$85,361	$97,861
2012	12,500	85,361	97,861
2013	12,500	85,361	97,861
2014	12,500	85,361	97,861
2015	12,500	85,361	97,861
Thereafter	181,250	291,647	472,897
Total	$243,750	$718,452	$962,202

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

NOTE 9 – ACCRUED LIABILITIES AND OTHER PAYABLES

At December 31, 2010 and 2009, accrued liabilities and other payables consisted of the following:

	2010	2009

Accrued expenses - operating	$311,342	$365,923

Accrued payroll and welfare	181,255	188,125

Value added tax, other taxes payable and surcharges	1,170,646	1,121,406

Customer deposits	76,983	1,185
	$1,740,226	$1,676,639

NOTE 10 – NON-CONTROLLING INTEREST

Non-controlling interest included in the Company’s balance sheets as of December 31, 2010 represents 25% of equity interest in Shenzhen Hyper.

	2010	2009
Net loss attributable to non-controlling interest

Balance at beginning of period	$1,111,027	$1,298,604
Effect for the current year
- Net loss	(215,574)	(186,631)
- Foreign currency translation (gain)/loss	32,974	(946)
Balance at end of period	$928,427	$1,111,027

NOTE 11 – DUE TO RELATED PARTIES

A summary of related party payables at December 31, 2010 and 2009 are as follows:

Amounts due to related parties at December 31, 2010 and December 31, 2009 represents the remaining balance due to a former shareholder of Allied Moral Holdings Limited ("Allied Moral"), a subsidiary of the Company, pursuant to the 2007 share redemption as well as advances related to the acquisition of Changdu Huiheng.

In June 2010, the cash consideration of $260,000 and related expenses amounting to $30,000 for acquiring the new subsidiary, Portola Medical Inc, were paid directly by the director, Hui Xiaobing on behalf of the Company. As of December 31, 2010, such director is owed $359,620.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

NOTE 12– STOCKHOLDERS' EQUITY

The Company has authorized 74,000,000 shares of Common stock. Prior to the share exchange in 2007, Mill Basin had 10,150,000 shares of its common stock outstanding.  In contemplation of the share exchange, Mill Basin shareholders contributed 9,700,000 common shares to treasury, resulting in 450,000 shares of Mill Basin's common stock outstanding immediately prior to the share exchange. As of December 31, 2010, 23,730,637 shares were issued of which 9,700,000 are deemed treasury shares contributed from Mill Basin's shareholders, and 14,030,637 shares outstanding. As of December 31, 2009, 23,635,290 shares were issued, of which 9,700,000 are deemed treasury shares contributed from Mill Basin's shareholders, and 13,935,290 shares outstanding.

The Company has authorized 1,000,000 shares of Preferred stock, with 300,000 shares designated as Series A convertible preferred stock. As of December 31, 2010, 211,390 shares were issued and outstanding with a liquidation preference of $7,927,125. As of December 31, 2009, 220,467 shares were issued and outstanding with a liquidation preference of $8,267,513.

Series A Conversion

During 2010, certain holders of the Series A Preferred stock converted a total of 9,077 shares of preferred stock into common stock at a rate of 1 share of Series A Preferred Stock to 10.5042 shares of common stock resulting in an issuance of 95,347 shares of common stock.

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

As of December 31, 2010, the Company established and segregated its retained earnings and the amount for the Statutory Surplus Reserve of $1,676,867.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

NOTE 13 - PORTOLA MEDICAL, INC. ACQUISITION

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

The net assets acquired exceeded the purchase price by $21,508 which was recorded as a gain on business acquisition. Included in the net assets acquired, $250,000 represents the cost of acquired intangible assets, which is made up of 8 patents with 20-year useful life (Note 8).

NOTE 14 - SEGMENT REPORTING

The Group has two reportable segments: products and services.

The following table presents information about the Company's operating segments for the year ended December 31, 2010 and 2009:

	2010	2009
Revenues:
Products	$2,465,337	$3,456,193
Services	6,171,236	5,922,386
	$8,636,573	$9,378,579

	2010	2009
Operating income:
Products	$801,603	$1,652,118
Services	5,541,447	5,269,992
	6,343,050	6,922,110
Corporate expenses	(3,627,276)	(4,049,357)
Operating income	$2,715,774	$2,872,753

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

NOTE 15 – INCOME TAXES

Huiheng Medical, Inc. is a non-operating holding company. All of the Company’s income before income taxes and related tax expenses are from PRC sources. The Company's PRC subsidiaries file income tax returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

Income tax expense for the years ended December 31, 2010 and 2009 amounted to $796,213 and $671,078, respectively.

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

A reconciliation of the expected income tax expense to the actual income tax expense for the year ended December 31, 2010 and 2009 are as follows:

	2010	2009

Income before income taxes	$2,756,805	$4,124,863

Expected PRC income tax expense at statutory tax rate of 25%	689,201	1,031,216
Non-deductible expenses	480,285	347,710
Income tax exempted	(373,273)	(707,848)
Income tax expense	$796,213	$671,078

The PRC tax system is subject to substantial uncertainties and has been subject to recently enacted changes. The interpretation and enforcement of which are also uncertain. The Company remains open to examination by the major jurisdictions to which the Company is subject to, in this case, the PRC tax authorities.

No deferred tax liability has been provided as the amount is deemed immaterial.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

NOTE 16 – CONCENTRATION OF CREDIT RISK

Customers' concentrations

Customers accounting for 10% or more of the Group's net revenue for the year ended December 31, 2010 and 2009 are as follows:

	2010	2009

Customer A	67%	71%
Customer B	23%	19%

Two customers accounted for 90% and two customers accounted for 90% of Revenue for the years ended December 31, 2010 and 2009, respectively. These customers also accounted for 95% and 83% of accounts receivable as of December 31, 2010 and 2009, respectively. A termination or a reduction in orders from any of these customers could have a material impact on the Company’s results of operations and financial condition.

Except as disclosed above, no other single customer accounted for 10% or more of the Group's net revenue for the years ended December 31, 2010 and 2009.

Other credit risks

As of December 31, 2010, all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which were insured or collateralized. However, management believes those financial institutions are of high credit quality and has assessed the loss arising from the non-insured cash and cash equivalents from those financial institutions to be immaterial to the consolidated financial statements. Therefore, no loss in respect of the cash and cash equivalent were recognized as of December 31, 2010.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

NOTE 17 - OPERATING LEASE COMMITMENTS

As of December 31, 2010, the total future minimum lease payments under non-cancellable operating leases in respect of premises, which were based on the closing rate as of December 31, 2010 are as follows:

For the year ended
December 31
2011	$290,909
2012	290,909
2013	290,909
2014	290,909
2015	290,909
Thereafter	3,442,425
TOTAL	$4,896,970

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

NOTE 18 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION

The Company records its investment in subsidiaries under the equity method of accounting as prescribed in ASC Topic 323, “Investments – Equity Method and Joint Ventures”. Such investment and long-term loans to subsidiaries are presented on the balance sheet as “Investments in subsidiaries” and the income of the subsidiaries is presented as “Equity in income of subsidiaries” on the statement of income.

These supplemental condensed parent company financial statements should be read in conjunction with the notes to the Company’s Consolidated Financial Statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

As of December 31, 2009 and 2010, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Company’s Consolidated Financial Statements, if any.

CONDENSED BALANCE SHEETS	As of December 31,
	2010	2009

Investments in subsidiaries	$27,145,551	$24,275,259

Total Assets	$27,145,551	$24,275,259

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Other payable	$96,000	$96,000

Total Current Liabilities	96,000	96,000

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized;
Designated 300,000 shares of Series A convertible preferred stock; 211,390 shares issued and outstanding with liquidation preference of $7,927,125 at December 31, 2010; and 220,467
shares issued and outstanding with liquidation preference
of $8,267,513 at December 31, 2009	211	220
Common stock, $0.001 par value; 74,000,000 shares authorized;
23,730,637 shares issued and 14,030,637 shares outstanding
at December 31, 2010; and 23,635,290 shares issued and
13,935,290 shares outstanding at December 31, 2009	23,731	23,635
Treasury stock, 9,700,000 common shares, at cost	(9,700)	(9,700)
Additional paid-in capital	7,498,086	7,498,086
Statutory surplus reserve	1,676,867	1,310,516
Retained earnings	14,298,693	12,488,965
Accumulated other comprehensive income
Foreign currency translation gain	2,633,236	1,756,510
Total Huiheng's stockholders' equity	26,121,124	23,068,232
Non-controlling interests	928,427	1,111,027
Total Stockholders' Equity	27,049,551	24,179,259
Total Liabilities and Stockholders' Equity	$27,145,551	$24,275,259

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(IN US DOLLARS)

NOTE 18 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION (…/Con’d)

CONDENSED STATEMENT OF INCOME	Year ended December 31,
	2010	2009

General and administrative expenses	$(530,488)	$(291,039)
Equity in income of subsidiaries	2,706,654	3,931,455
Net income	$2,176,166	$3,640,416

CONDENSED STATEMENT OF CASH FLOWS	Year ended December 31,
	2010	2009

Net cash used in operating activities	$-	$-
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Cash, beginning of year	-	-
Cash, end of year	$-	$-