Form 10-Q
period 2011-03-31
HUIHENG MEDICAL, INC.
filed 2011-06-23
CIK 1353972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Yes ☐                      No ☒

As of May 1, 2011, there were 14,030,637 shares of the issuer’s $0.001 par value common stock outstanding.

HUIHENG MEDICAL, INC.

FORM 10-Q INDEX

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States dollars and, unless the context otherwise requires, references to “we,” “us,” “our” and the Company refer to Huiheng Medical, Inc. and its consolidated subsidiaries.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
HUIHENG MEDICAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)
Consolidated Balance Sheets at March 31, 2011 (Unaudited) and December 31, 2010	2

Consolidated Statements of Income for the Three Months Ended March 31, 2011 and 2010 (Unaudited)	3

Consolidated Statement of Changes in Stockholders' Equity and Other Comprehensive Income for the Three Months Ended March 31, 2011 (Unaudited)	4

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 (Unaudited)	5

Notes to the Consolidated Financial Statements (Unaudited)	6 to 28

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN US DOLLARS)
	March 31, 2011	December 31,
	(Unaudited)	2010
ASSETS

CURRENT ASSETS:
Cash	$49,176	$294,542
Accounts receivable	5,139,534	8,130,681
Prepaid expenses	2,922,404	2,743,602
Other receivables, net of allowance for doubtful accounts of nil and $757,576 as of March 31, 2011 and December 31, 2010, respectively	122,266	109,519
Inventories	3,118,046	2,832,282
Total Current Assets	11,351,426	14,110,626

ACCOUNTS RECEIVABLE, net of allowance for doubtful accounts of $1,078,601and $1,451,364 as of March 31, 2011 and December 31, 2010, respectively	8,419,086	11,617,798
PREPAID EXPENSES, net of current portion	1,153,147	1,216,841
INVESTMENT IN AFFILIATE	198,963	137,032
PROPERTY, PLANT AND EQUIPMENT, NET	2,996,183	2,419,348
LAND USE RIGHT, NET	954,575	952,057
INTANGIBLE ASSETS, NET	11,464,295	962,202
Total Assets	$36,537,675	$31,415,904

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,256,464	$1,266,774
Due to related parties	388,065	385,025
Income tax payable	1,152,033	974,328
Accrued liabilities and other payables	1,841,175	1,740,226
Total Current Liabilities	4,637,737	4,366,353

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; Designated 300,000 shares of Series A convertible preferred stock; 211,390 shares issued and outstanding with liquidation preference of $7,927,125 at March 31, 2011 and December 31, 2010	211	211
Common stock, $0.001 par value; 74,000,000 shares authorized; 23,730,637 shares issued and 14,030,637 shares outstanding at March 31, 2011 and December 31, 2010	23,731	23,731
Treasury stock, 9,700,000 common shares, at cost	(9,700)	(9,700)
Additional paid-in capital	7,498,086	7,498,086
Statutory surplus reserve	1,887,166	1,676,867
Retained earnings	18,789,023	14,298,693
Accumulated other comprehensive income	2,866,454	2,633,236
Total Huiheng's stockholders' equity	31,054,971	26,121,124
Non-controlling interests	844,967	928,427
Total Stockholders' Equity	31,899,938	27,049,551
Total Liabilities and Stockholders' Equity	$36,537,675	$31,415,904

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
 (IN US DOLLARS)

	For The Three Months Ended
	March 31,
	2011	2010
REVENUES	$1,663,894	$1,400,853

COST OF REVENUES	278,137	96,432

GROSS PROFIT	1,385,757	1,304,421

OPERATING EXPENSES:
Sales and marketing expenses	91,223	62,123
General and administrative expenses	723,063	495,748
Research and development costs	25,392	15,340

Total Operating Expenses	839,678	573,211

OPERATING INCOME	546,079	731,210

OTHER INCOME / (EXPENSES)
Other income	1,153,629	-
Interest income	88	43
Gain on the acquisition of equipment and operating rights	3,019,137	-
Equity in income / (loss) of affiliate	60,612	(10,540)

Total Other Income / (Expenses)	4,233,466	(10,497)

NET INCOME BEFORE INCOME TAXES	4,779,545	720,713

INCOME TAXES	169,353	127,427

NET INCOME BEFORE ATTRIBUTION OF NON-CONTROLLING INTERESTS	4,610,192	593,286

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	90,437	63,137

NET INCOME ATTRIBUTABLE TO HUIHENG’S SHAREHOLDERS	$4,700,629	$656,423

EARNINGS PER SHARE
- Basic	$0.34	$0.05

- Diluted	$0.29	$0.04

Weighted Common Shares Outstanding
- Basic	14,030,637	13,935,290

- Diluted	16,251,113	16,251,113

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)
(IN US DOLLARS)

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional	Statutory		Accumulated Other	Total Huiheng's	Non-	Total
	Number of		Number of		Number of		Paid-in	Surplus	Retained	Comprehensive	Stockholders'	controlling	Stockholders'	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Reserve	Earnings	Income	Equity	Interests	Equity	Income
Balance, December 31, 2010	211,390	$211	23,730,637	$23,731	(9,700,000)	$(9,700)	$7,498,086	$1,676,867	$14,298,693	$2,633,236	$26,121,124	$928,427	$27,049,551	$-

Net income / (loss)	-	-	-	-	-	-	-	-	4,700,629	-	4,700,629	(90,437)	4,610,192	4,610,192

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	233,218	233,218	6,977	240,195	240,195

Appropriation of statutory surplus reserve	-	-	-	-	-	-	-	210,299	(210,299)	-	-	-	-	-
Balance, March 31, 2011	211,390	$211	23,730,637	$23,731	(9,700,000)	$(9,700)	$7,498,086	$1,887,166	$18,789,023	$2,866,454	$31,054,971	$844,967	$31,899,938	$4,850,387

See accompanying notes to the consolidated financial statements

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN US DOLLARS)

	For The Three Months
	Ended,
	March 31,
	2011	2010
Cash flows from operating activities:
Net income before attribution of non-controlling interests	$4,610,192	$593,286
Net loss attributable to non-controlling interests	90,437	63,137
Total Huiheng's net income	4,700,629	656,423
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property, plant and equipment	50,376	60,647
Loss on write off of fixed assets	27,833	-
Amortization of land use right	4,978	4,794
Amortization of intangible assets	130,156	20,633
Recovery of bad debts	(1,143,326)	-
Equity in (income)/loss of affiliate	(60,612)	10,540
Gain on the acquisition of the equipment and operating rights	(3,019,137)	-
Non-controlling interest	(90,437)	(63,137)
Changes in assets and liabilities:
Accounts receivable	(910,268)	(496,000)
Prepaid expenses	70,181	(91,029)
Other receivables	(200,998)	13,533
Inventories	(285,764)	(165,928)
Accounts payable	(10,310)	(102,830)
Income tax payable	177,705	67,383
Accrued liabilities and other payables	100,949	46,045
Net cash used in operating activities	(458,045)	(38,926)
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,642)	(2,791)
Net cash used in investing activities	(1,642)	(2,791)
Net decrease in cash	(459,687)	(41,717)
Effect on change of exchange rates	214,321	3,325
Cash as of January 1	294,542	84,962
Cash as of March 31	$49,176	$46,570
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income tax paid	$-	$60,109

Non-Cash Investing and Financing Transactions:

Acquisition of medical equipment and certain operating rights from a customer in lieu of outstanding accounts and other receivables of $8,246,416.

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

Acquisition of Medical Accelerator Systems and Operating Right of Medical Centers

On March 30, 2011, a subsidiary of the Company, Tibet Changdu Huiheng Development Co., Ltd. (“Changdu Huiheng”) acquired from its major customer, Shenzhen Jiancheng Investment Co., Ltd. (“Jiancheng”), medical equipment, specifically, medical accelerator systems and certain operating rights for which Jiancheng owns in four medical centers which utilize these medical accelerator systems. The medical centers are located in different hospitals in PRC and provide radiotherapy treatments to local patients utilizing the services of these medical accelerator systems which are operated by the medical centers. Such operating rights give Changdu Huiheng the right to share in the net income. The operating rights of medical centers last for seven to ten years from the date of acquisition.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
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

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete consolidated financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on April 15, 2011. The results of operation for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts, sales returns, trade discounts and value added tax. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.   The Company performs ongoing credit evaluations of its customers' financial conditions. The Company provided an allowance of $1,078,601 and $1,451,364 for doubtful accounts as of March 31, 2011 and December 31, 2010, respectively.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

Summary of significant accounting policies (…/Cont'd)

Accounts receivable (…/Cont’d)

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

Accounts receivables from the Company's major customer amounting to $7,482,858 were utilized as consideration for the acquisition of certain medical equipment and certain operating rights.

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

Estimated Life (Years)
Buildings and building improvements	3 to 20
Production equipment	3 to 5
Medical radiotherapy equipment	7 to 10
Furniture fixtures and office equipment	3 to 5
Motor vehicles	5 to 10

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

Summary of significant accounting policies (…/Cont'd)

Land use right

Land use right is recorded at cost less accumulated amortization. Under ASC 350 "Intangibles, Goodwill and Other," land use right is classified as a definite lived intangible asset and is amortized over its useful life. According to the laws for the PRC, the government owns all of the land in the PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government. The Company's land use right is amortized using the straight-line method over the lease term of 50 years.

Intangible assets

The Company’s intangible assets include patent, pending patents applications and operating rights.  The Company accounts for its intangible assets pursuant to FASB ASC Subtopic 350-30, “General Intangibles Other Than Goodwill.” Under ASC 350-30-35, intangibles with definite lives are amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Accordingly, the Company amortizes the patent over their remaining legal term of 20 years and the operating rights over the contractual period from seven to ten years, on a straight-line basis.

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

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of, if any, are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. At March 31, 2011 and December 31, 2010, the Company determined that there was no impairment of value.

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

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
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

(iii)	Operating rights revenue

On March 14, 2011, Changdu Huiheng signed the contract with Jiancheng whereby, March 30, 2011 was the effective date of completing the acquisition and with January 1, 2011 as being the effective date of recognizing the operating income from the medical center of Liaochang Hospital of Traditional Chinese Medicine and March 1, 2011 as being the effective date of recognizing the operating income from the other three medical centers. Changdu Huiheng acquired certain operating rights of four medical centers which operate with these medical accelerator systems in different hospitals providing radiotherapy treatment services. Pursuant to the operating rights, Changdu Huiheng will share a percentage of the net income derived from the radiotherapy services provided by each medical center. The net income will be calculated by deducting the related costs from the revenue of each medical center.

The operating rights of medical centers will last for seven to ten years from the date of acquisition. Net income after deducting the related expenses incurred in medical centers is shared between the Company and the hospitals.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont'd)

Summary of significant accounting policies (…/Cont'd)

Government tax refund

Pursuant to a tax incentive policy provided by the Tibet Finance Bureau, Tibet Changdu Huiheng Development Co., Ltd (“Changdu Huiheng”), a subsidiary of the Company, is eligible for the following tax refunds for five (5) consecutive years commencing from September 2006:

(i)	Annual income tax payment in excess of $137,000 (RMB 900,000) will be refundable.
(ii)	31% of business tax payments will be refunded if annual business tax payment in excess of $152,000 (RMB 1.0 million).
(iii)	38.75% of VAT payments will be refunded if annual VAT payment in excess of $228,000 (RMB 1.5 million).

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

Research and development costs

Research and development costs are charged to expense as incurred. Research and development costs mainly consist of salary for the research and development staff and material costs for research and development. The Company incurred $25,392 and $15,340 for the three months ended March 31, 2011 and 2010, respectively.

Income taxes

The Company accounts for income taxes under ASC 740 "Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont'd)

Summary of significant accounting policies (…/Cont'd)

Income taxes (…/Cont’d)

During 2008, the Company adopted ASC740 "Income Taxes," which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken in the tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

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

	March 31, 2011	March 31, 2010	December 31, 2010

As of period ended RMB :USD exchange rate	6.5483	6.8259	6.6000
Average period for the 3 months ended RMB :USD exchange rate	6.5738	6.8262	-

Cash

Cash consists of cash on hand and at banks. Substantially all of the Company's cash is held with financial institutions located in the PRC. Management believes that these major financial institutions are of high credit quality.

Share-based compensation

The Company awards stock options and other equity-based instruments to its employees, directors and consultants and provides employees the right to purchase common stock (collectively "share-based payments"), pursuant to stockholder approved plans.  Compensation costs related to such awards is measured based on the fair value of the instrument on the grant date and is recognized on a straight-line basis over the requisite service period, which generally equals the vesting period.  All of the Company's stock-based compensation is based on grants of equity instruments and no liability awards have been granted.

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

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont'd)

Summary of significant accounting policies (…/Cont'd)

Share-based compensation (…/Cont’d)

The Company has elected to use the calculated value method to account for the options issued in 2009.  The Company used its historical closing price of March 31, 2011 to estimate volatility.  Using the Black-Scholes-Merton option pricing model, management has determined that the options issued in 2009 have a calculated value of $0.5117 per share.  Total compensation cost associated with these options was $14,049 over the three-year service period that began on the grant date. Compensation cost for the three months ended March 31, 2011 and 2010 was $2,342 and $2,342 respectively. Such amount had not been recorded as it was considered immaterial.

The assumptions used and the weighted average calculated value of options are as follows for the three months ended March 31, 2011:

Risk-free interest rate	1.88%
Expected dividend yield	-
Expected volatility	153.59%
Expected life in years	3.4
Service period in years	3
Weighted average calculated value of options granted	$0.5117

The following is an analysis of options to purchase shares of the Company’s stock issued and outstanding as of March 31, 2011:

		Weighted Average
	Options	Price

Options granted on June 6, 2009	30,000	$5
Exercised	-
Expired/cancelled	-
Options outstanding, as at December 31, 2010	30,000
Granted	-
Exercised	-
Expired/cancelled	-
Options outstanding, as at March 31, 2011	30,000

As of March 31, 2011, options for 20,000 shares at a weighted average exercise price of $5.00 were vested and exercisable.  These options have a weighted average remaining contractual term of 1 year.  Compensation cost of approximately $4,684 had not yet been recognized on non-vested awards. The weighted average period over which it is expected to be recognized is 1 year.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont'd)

Summary of significant accounting policies (…/Cont'd)

Other comprehensive income

The Company has adopted ASC 220 "Comprehensive Income." This statement establishes rules for the reporting of other comprehensive income and its components.  Other comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statements of Income and the Consolidated Statement of Changes in Stockholders' Equity.

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

The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended March 31,
	2011	2010

Net income attributable to Huiheng’s shareholders	$4,700,629	$656,423

Weighted average outstanding shares of common stock	14,030,637	13,935,290
Dilutive effect of Convertible Preferred Stock	2,220,476	2,315,823
Diluted weighted average outstanding shares	16,251,113	16,251,113

Earnings per common share:
Basic	$0.34	$0.05
Diluted	$0.29	$0.04

For the three months ended March 31, 2011, the stock option plan granted in June 2009 to purchase 30,000 common shares were not included in diluted earnings per share because the effect would be anti-dilutive.

Commitments and contingencies

The Company is subject to lawsuits, investigations and other claims related to operations, product, taxing authorities, environmental and other matters out of the normal course of business and is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses and fess. A determination of the amount of reserves and disclosures required, if any, for these contingencies are made after considerable analysis of each individual issue. The Company accrues for contingent liabilities when an assessment of the risk of loss is probable and can be reasonably estimated. The Company discloses contingent liabilities when the risk of loss is reasonably or portable.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont'd)

Summary of significant accounting policies (…/Cont'd)

Commitments and contingencies (…/Cont’d)

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

Financial instruments with characteristics of both liabilities and equity

The Company accounts for its Series A Preferred Stock in accordance with ASC 480 "Distinguishing Liabilities from Equity" and ASC 815 "Derivatives and Hedging." We have determined that our Series A Preferred Stock is not mandatorily redeemable. Accordingly, the Company accounts for the Preferred stock as permanent equity.

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

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont'd)

Summary of significant accounting policies (…/Cont'd)

Fair value measurements (…/Cont’d)

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable, approximate fair values due to their short maturities.

There was no asset or liability measured at fair value on a non-recurring basis as of March 31, 2011 and December 31, 2010.

Impact of new accounting standards

We describe below recent pronouncements that have had or may have a significant effect on our financial statements. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or disclosures.

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 will not have a material impact on our consolidated financial statement disclosures.

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

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 3 - ACQUISITION OF MEDICAL ACCELERATOR SYSTEMS AND OPERATING RIGHTS

On March 30, 2011, a subsidiary of the Company, Changdu Huiheng acquired from its major customer, Jiancheng, medical equipment, specifically, medical accelerator systems and the operating rights of four medical centers which utilize these medical accelerator systems. The medical centers are located in different hospitals in PRC and provide radiotherapy treatments to local patients. Changdu Huiheng will share a percentage of net income with the hospitals from each medical center effective January 1, 2011 for one medical center and March 30, 2011 for three medical centers.

The consideration of the acquisition of the medical equipment and operating rights were approximately $8.25 million (RMB 54,000,000) and settled by offsetting the accounts receivable from Jiancheng. The cost of medical accelerator systems and operating rights were based on the fair value estimated by an independent appraisal firm which amounted in the aggregate to $11,277,310.

At the completion of acquisition during the period, the medical accelerator systems are recognized as medical radiotherapy equipment under property, plant and equipment category. The assets were recorded at fair value which amounted to $650,238 and depreciated with straight-line method over the estimated useful life ranging from seven to ten years.

The operating rights were recognized as intangible assets in the total amount of $10,627,072 and amortized on straight-line basis over the contractual period from seven to ten years.
As a result of the acquisition of assets, the Company has recognized a gain on the acquisition amounting to $3,019,137 representing the difference between the fair value of assets acquired versus the amount of accounts receivable offset.

Acquisition information which translated at closing rate of March 30, 2011 is presented as follows:

Name of hospital	Contractual period	Value of medical accelerator systems	Value of operating rights	Total
Dali 60 Military Hospital of China	93 months	$–	$3,398,096	$3,398,096
Liaocheng Hospital of Traditional Chinese Medicine	84 months	283,713	1,523,050	1,806,763
Heze Huici Hospital	108 months	193,691	3,379,463	3,573,154
Lianyungang Shengan Hospital	116 months	172,834	2,326,463	2,499,297
Total		$650,238	$10,627,072	$11,277,310

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 4 – INVENTORIES

At March 31, 2011 and December 31, 2010, inventories consisted of the following:

	March 31, 2011	December 31, 2010

Raw materials	$474,144	$578,071
Work-in-progress	2,643,902	2,254,211
	$3,118,046	$2,832,282

Final assembly of our products, including installation of radioactive source materials, is conducted on site at our customers' locations. Our products are not considered to be finished good (available for sale in the normal course of business) until such time as the source material is installed in the units.

NOTE 5 – PREPAID EXPENSES

At March 31, 2011 and December 31, 2010, prepaid expenses consisted of the following:

	March 31, 2011	December 31, 2010

Advances made to suppliers	$2,629,198	$2,452,693
Construction in progress paid on behalf of landlord (a) - current portion	293,206	290,909
	$2,922,404	$2,743,602

Non-current portion (a)	$1,153,147	$1,216,841

(a)
Under an agreement signed with the landlord, Shenzhen Hyper will make payment for the construction in progress of the building in advance on behalf the landlord. Meanwhile, Shenzhen Hyper signed a rental agreement with the landlord to rent the building for 20 years at about $24,400 (RMB160,000) per month. The balance of the amount due from the landlord will be used and amortized as rental expenses incurred by Shenzhen Hyper.

The expected amortization of construction in progress for the next five years and thereafter is as follows:

For the year ended
December 31,
2011	$219,904
2012	293,206
2013	293,206
2014	293,206
2015	293,206
Thereafter	53,625
Total	$1,446,353

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 6 – OTHER RECEIVABLES

At March 31, 2011 and December 31, 2010, other receivables, net, consisted of the following:

	March 31, 2011	December 31, 2010
Other receivables
- loan or advance to staff for business travelling	$58,256	$38,758
- utilities and rental deposits	1,527	1,515
- prepaid expenses made by director	3,054	3,030
- others (net of allowance for doubtful accounts of nil and $757,576)	59,429	66,216
	$122,266	$109,519

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

At March 31, 2011 and December 31, 2010, property, plant and equipment, net, consisted of the following:

	March 31, 2011	December 31, 2010

Buildings and building improvements	$2,585,324	$2,565,072
Production equipment	708,450	702,900
Medical radiotherapy equipment	650,238	-
Furniture, fixture and office equipment	395,837	422,616
Motor vehicles	195,280	193,750
	4,535,129	3,884,338
Less: Accumulated depreciation	(1,538,946)	(1,464,990)
	$2,996,183	$2,419,348

For the three months ended March 31, 2011 and 2010, depreciation expenses were $50,376 and $60,647, respectively.

NOTE 8 - LAND USE RIGHT

Land use right represents prepaid lease payments to the Local Government for land use right held for a period of 50 years from January 20, 2009 to December 26, 2058 in Wuhan, People's Republic of China. Land use right is amortized using the straight-line method over the lease term of 50 years. The amortization expense for the three months ended March 31, 2011 and 2010 was $4,978 and $4,794, respectively.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 9 – INTANGIBLE ASSETS

At March 31, 2011 and December 31, 2010, intangible net assets consisted of the following:

	March 31, 2011	December 31, 2010

Patent technology in Shenzhen Hyper (a)	$1,527,114	$1,515,152
Patent technology in Portola Medical, Inc.(b)	250,000	250,000
Operating rights (c)	10,627,072	-
Less: Accumulated amortization	(939,891)	(802,950)
	$11,464,295	$962,202

(a)
Patent represents a patent technology for the production of a component of the radiation treatment system. Pursuant to the patent certificate, the patent is valid for 20 years from the application date, May 1999. The amortization expenses for the three months ended March 31, 2011 and 2010 were $21,425 and $20,633, respectively.

(b)
Patent acquired in Portola Medical, Inc. (“Portola”). The amortization expenses for three months ended March 31, 2011 and 2010 were $3,125 and nil, respectively. Patent technology is utilized in the production of medical equipment and is amortized over its estimated useful life of 20 years.

(c)
Operating rights represents the contractual rights of receiving net income from four medical centers which utilize the medical accelerator systems owned by Changdu Huiheng, which have been acquired from Jiancheng on March 30, 2011. The operating rights were acquired from its major customer and are amortized over contractual periods ranging from 7 to 10 years. These operating rights are amortized over their contractual periods by straight-line method and the amortization expenses for three months ended March 31, 2011 was $105,606.

For the three months ended March 31, 2011 and 2010, amortization expenses amounted to $130,156 and $20,633, respectively. The expected amortization which was based on the closing rate as of March 31, 2011 for the next five years and thereafter is as follows:

	Patent technology in Portola	Patent technology in Shenzhen Hyper	Operating rights in Changdu Huiheng	Total
For the year ended
December 31,
2011	$9,375	$64,526	$954,155	$1,028,056
2012	12,500	86,035	1,272,207	1,370,742
2013	12,500	86,035	1,272,207	1,370,742
2014	12,500	86,035	1,272,207	1,370,742
2015	12,500	86,035	1,272,207	1,370,742
Thereafter	181,250	293,950	4,478,071	4,953,271
Total	$240,625	$702,616	$10,521,054	$11,464,295

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 10 – ACCRUED LIABILITIES AND OTHER PAYABLES

At March 31, 2011 and December 31, 2010, accrued liabilities and other payables consisted of the following:

	March 31, 2011	December 31, 2010

Accrued expenses - operating	$332,639	$311,342
Accrued payroll and welfare	281,868	181,255
Value added tax, other taxes payable and surcharges	1,116,687	1,170,646
Customer deposits	109,981	76,983
	$1,841,175	$1,740,226

NOTE 11 – NON-CONTROLLING INTEREST

Non-controlling interest included in the Company’s balance sheets as of March 31, 2011 and December 31, 2010 represents 25% of equity interest in Shenzhen Hyper.

Net loss attributable to non controlling interest

	March 31, 2011	December 31, 2010

Balance at beginning period	$928,427	$1,111,027
Effect for the current period/year
- Net loss	(90,437)	(215,574)
- Foreign currency translation loss	6,977	32,974
Balance at end of period	$844,967	$928,427

NOTE 12 – DUE TO RELATED PARTIES

A summary of related party payables at March 31, 2011 and December 31, 2010 is as follows:

Amounts due to related parties at March 31, 2011 and December 31, 2010 represent the remaining balance due to a former shareholder of Allied Moral Holdings Limited ("Allied Moral"), a subsidiary of the Company, pursuant to the 2007 share redemption as well as advances related to the acquisition of Changdu Huiheng.

In June 2010, the cash consideration of $260,000 and related expenses amounting to $30,000 for acquiring the new subsidiary, Portola Medical Inc, were paid directly by the director, Hui Xiaobing on behalf of the Company. As of March 31, 2011, such director is owed $362,459.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 13 – STOCKHOLDERS' EQUITY

The Company has authorized 74,000,000 shares of Common stock for issuance. Prior to the share exchange in 2007, Mill Basin had 10,150,000 shares of its common stock outstanding.  In contemplation of the share exchange, Mill Basin shareholders contributed 9,700,000 common shares to treasury, resulting in 450,000 shares of Mill Basin's common stock outstanding immediately prior to the share exchange. As of March 31, 2011 and December 31, 2010, 23,730,637 shares were issued of which 9,700,000 are deemed treasury shares contributed from Mill Basin's shareholders, and 14,030,637 shares outstanding.

The Company has authorized 1,000,000 shares of Preferred stock, with 300,000 shares designated as Series A convertible preferred stock. As of March 31, 2011 and December 31, 2010, 211,390 shares were issued and outstanding with a liquidation preference of $7,927,125.

Series A Conversion

There were no conversions of the Series A Preferred stock into common stock during three months ended March 31, 2011.

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

As of March 31, 2011, the Company established and segregated its retained earnings and the amount for the Statutory Surplus Reserve of $1,887,166.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 14 – SEGMENT REPORTING

The Group has three reportable segments: products, services and operating rights.

The following table presents information about the Company's operating segments for the three months ended March 31, 2011 and 2010:
	For the Three months ended March 31,
	2011	2010
Revenues:
Products	$-	$-
Services	1,557,379	1,400,853
Operating rights	106,515	-
	$1,663,894	$1,400,853

	March 31, 2011	March 31, 2010
Operating income:
Products	$-	$-
Services	1,359,540	1,277,803
Operating rights	(5,726)	-
	1,353,814	1,277,803
Corporate expenses	(807,735)	(546,593)
Operating income	$546,079	$731,210

NOTE 15 – OTHER INCOME

The following table presents information about the Company's other income for the three months ended March 31, 2011 and 2010:

	For the Three months ended March 31,
	March 31, 2011	March 31, 2010

Recovery of bad debts	$1,143,326	$-
Others	10,303	-
	$1,153,629	$-

Provision for bad debts of $382,731 in accounts receivable and $760,595 in other receivables are reversed during the period due to the settlement of agreement signed by Changdu Huiheng and the major customer Jiancheng.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 16 – INCOME TAXES

Huiheng Medical, Inc. is a non-operating holding company. All of the Company’s income before income taxes and related tax expenses are from PRC sources. The Company's PRC subsidiaries file income tax returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

Income tax expense for three months ended March 31, 2011 and 2010 amounted to $169,353 and $127,427, respectively.

As Changdu Huiheng, Huiheng’s subsidiary, is located in the western area in the PRC and is within the industry specified by relevant laws and regulations of the PRC, the tax rate applicable to Changdu Huiheng is 15% (2010: 15%).

Wuhan Kangqiao is a high-tech enterprise with operations in an economic-technological development area in the PRC. Therefore, the applicable tax rate is 25%.

Shenzhen Hyper is a high-tech manufacturing company located in the Shenzhen special economic region. Therefore, the applicable tax rate is also 15% (2010:15%). According to local tax regulation, Shenzhen Hyper is entitled to a tax-free period for the first two years, commencing from the first profit-making year and a 50% reduction in state income tax rate for the next six years.

A reconciliation of the expected income tax expense to the actual income tax expense for three months ended March 31, 2011 and 2010 are as follows:

	For the Three months ended Mar 31,
	2011	2010

Income before income taxes	$4,779,545	$720,713

Expected PRC income tax expense at statutory tax rate of 25%	1,194,886	180,178
Non-deductible expenses	93,321	58,459
Income tax exempted	(1,118,854)	(111,210)
Income tax expense	$169,353	$127,427

The PRC tax system is subject to substantial uncertainties and has been subject to recently enacted changes. The interpretation and enforcement of which are also uncertain. The Company remains open to examination by the major jurisdictions to which the Company is subject to, in this case, the PRC tax authorities.

No deferred tax liability has been provided as the amount is deemed immaterial.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 17 – CONCENTRATION OF CREDIT RISK

Customers' concentrations

Customers accounting for 10% or more of the Group's net revenue for the three months ended March 31, 2011 and 2010 are as follows:

	2011	2010
	%	%
Customer A	53%	54%
Customer B	31%	35%
Customer C	10%	11%

Three customers accounted for 94% and three customers accounted for 100% of revenue for the three months ended March 31, 2011 and 2010, respectively. These customers also accounted for 93% and 84% of accounts receivable as of March 31, 2011 and 2010, respectively. As a result, a termination in relationship with or a reduction in orders from any of these customers could have a material impact on the Company’s results of operations and financial condition.

Except as disclosed above, no other single customer accounted for 10% or more of the Group's net revenue for the periods ended March 31, 2011 and 2010.

Other credit risks

As of March 31, 2011, all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which were insured or collateralized. However, management believes those financial institutions are of high credit quality and has assessed the loss arising from the non-insured cash and cash equivalents from those financial institutions to be immaterial to the consolidated financial statements. Therefore, no loss in respect of the cash and cash equivalent were recognized as of March 31, 2011.

NOTE 18 - OPERATING LEASE COMMITMENTS

As of March 31, 2011, the total future minimum lease payments under non-cancellable operating leases in respect of premises, which were based on the closing rate as of March 31, 2011, are as follows:

For the year ended
December 31,
2011	$219,904
2012	293,206
2013	293,206
2014	293,206
2015	293,206
Thereafter	3,469,603
TOTAL	$4,862,331

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 19 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION

The Company records its investment in subsidiaries under the equity method of accounting as prescribed in ASC Topic 323, “Investments – Equity Method and Joint Ventures.” Such investment and long-term loans to subsidiaries are presented on the balance sheet as “Investments in subsidiaries” and the income of the subsidiaries is presented as “Equity in income of subsidiaries” on the statement of income.

These supplemental condensed parent company financial statements should be read in conjunction with the notes to the Company’s Consolidated Financial Statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

As of March 31, 2011 and December 31, 2010, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Company’s Consolidated Financial Statements, if any.

	As of March 31,	As of December 31,
	2011	2010

CONDENSED BALANCE SHEETS

Investments in subsidiaries	$31,998,438	$27,145,551

Total Assets	$31,998,438	$27,145,551

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Other payable	$98,500	$96,000

Total Current Liabilities	98,500	96,000

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; Designated 300,000 shares of Series A convertible preferred stock; 211,390 shares issued and outstanding with liquidation preference of $7,927,125 at March 31, 2011 and December 31, 2010	211	211
Common stock, $0.001 par value; 74,000,000 shares authorized; 23,730,637 shares issued and 14,030,637 shares outstanding at March 31, 2011 and December 31, 2010	23,731	23,731
Treasury stock, 9,700,000 common shares, at cost	(9,700)	(9,700)
Additional paid-in capital	7,498,086	7,498,086
Statutory surplus reserve	1,887,166	1,676,867
Retained earnings	18,789,023	14,298,693
Accumulated other comprehensive income Foreign currency translation gain	2,866,454	2,633,236
Total Huiheng's stockholders' equity	31,054,971	26,121,124
Non-controlling interests	844,967	928,427
Total Stockholders' Equity	31,899,938	27,049,551
Total Liabilities and Stockholders' Equity	$31,998,438	$27,145,551

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 19 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION (…/Cont’d)

CONDENSED STATEMENT OF INCOME	For three months ended March 31,
	2011	2010

General and administrative expenses	$(94,847)	$(31,619)
Equity in income of subsidiaries	4,795,476	688,042
Net income	$4,700,629	$656,423

CONDENSED STATEMENT OF CASH FLOWS	For three months ended March 31,
	2011	2010

Net cash used in operating activities	$-	$-
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report.  In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report. See also Risk Factors contained in our Form 10-K for the year ended December 31, 2010.

OVERVIEW

We are a China-based medical equipment company that develops, designs and markets radiation therapy systems used for the treatment of cancer.  We currently have five products: the Super Gamma System (“SGS”), the Body Gamma Treatment System (“BGTS”), OPEN Stereotactic Gamma-ray Radiotherapy System, the Head Gamma Treatment System (“HGTS”) and a multileaf collimator device (“MLC”) used in conjunction with a linear accelerator. In addition to providing radiotherapy equipment, we also offer our customers comprehensive post-sales services for our products as well as products manufactured by others.  These services include radioactive cobalt source replacement and disposal, medical expert training, clinical trial analysis, patient tumour treatment analysis, software upgrades and patient care consulting. Although our primary business is the sale of radiation therapy systems, due to current economic conditions, our revenue from services have exceeded our revenues from the sale of products. For the three months ended March 31, 2011 and 2010, we had no sales of products and all revenue is related to our service contracts.

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

Further, we have sought to expand our product offering.  On June 7, 2010, we completed the acquisition of Portola Medical, Inc. whose primary asset consists of its rights to develop, manufacture and sell an adjustable Multi-Catheter Source Applicator which is intended to provide brachytherapy when a physician chooses to deliver intracavitary radiation to the surgical margins following lumpectomy of breast cancer.  Portola Medical is in its initial stages and we plan to market and sell this product in the United States and in Asia.

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

Our future research and development efforts will focus on developing an advanced magnetic resonance imaging (“MRI”) device and an industrial linear accelerator (“LINAC”) unit used for, among other things, preserving food through irradiation.  Currently, we have temporarily suspended the development of these two projects due to changing market conditions and lack of funding available for these projects.  We will pursue these projects pending availability of funding for future research and development.

RECENT DEVELOPMENTS

On March 30, 2011, through our subsidiary Tibet Changdu Huiheng Development Ltd., we entered into four separate Transfer Agreements with Shenzhen Jiancheng Investment Co., Ltd., an entity organized under the laws of China (“Jiancheng”). Jiancheng is one of our largest customers. Prior to the execution of the Transfer Equipment, Jiancheng owed us approximately $17 million (RMB 110,720,000) in accounts receivable. Under the terms of the Transfer Agreements, we purchased for an aggregate of approximately $8.25 million (RMB 54,000,000) (“Purchase Price”) medical equipment, specifically, medical accelerator systems located at four different medical centers that we had previously sold to Jiancheng (the “Equipment”) and certain operating rights which gives us the right to share with the hospitals in the net income derived from the radiotherapy services provided by each medical center. The Transfer Agreements closed on March 30, 2011.

The consideration of the acquisition of the medical equipment and operating rights were approximately $8.25 million (RMB 54,000,000) and settled by offsetting the accounts receivable from Jiancheng. The cost of medical accelerator systems and operating rights were based on the fair value estimated by an independent appraisal firm which amounted in the aggregate of $11,277,310.

At the completion of acquisition during the period, the medical accelerator systems are recognized as medical radiotherapy equipment under property, plant and equipment category. The assets were recorded at fair value which amounted to $650,238 and depreciated with straight-lined method over the estimated useful life ranging from seven to ten years.

The operating rights were recognized as intangible assets in the amount of $10,627,072 and amortized on straight-line basis over the contractual period from seven to ten years.

As a result of this acquisition of assets, the Company has recognized a gain on the acquisition amounting to $3,019,137 representing the difference between the fair value of assets acquired versus the amount of accounts receivable offset.

Acquisition information which translated at closing rate of March 31, 2011 is presented as follows:

Medical Center	Appraised Value	Purchase Price (US Dollars)
Dali 60 Military Hospital of China	$3,398,096	$2,290,671
Liaocheng Hospital of Traditional Chinese Medicine	1,806,763	$1,374,403
Heze Huici Hospital	3,573,154	$2,748,805
Lianyungang Shengan Hospital	2,499,297	$1,832,537
Total	$11,277,310	$8,246,416

RESULTS OF OPERATIONS

Comparison of three months ended March 31, 2011 and 2010

The following table sets forth certain information regarding our results of operation.

	Three Months Ended March 31
	2011	2010
Statements of Operations Data
Revenues	1,663,894	1,400,853
Cost of Revenues	278,137	96,432
Gross Profit	1,385,757	1,304,421
Operating Expenses
Sales and marketing expenses	91,223	62,123
General and administrative expenses	723,063	495,748
Research and development costs	25,392	15,340
Other income/(expense)	4,233,466	(10,497)
Income from operation before income tax expenses	4,779,545	720,713
Income tax expenses	169,353	127,427
Net income before attribution of non-controlling interests	4,610,192	593,286

Operating revenues

For the three months ended March 31, 2011, revenues amounted to $1,663,894, an increase of $263,041 compared to $1,400,853 for the same period of the prior year.  This increase was mainly due to the fact that we re-purchased our equipment located at four medical centers from our client Jiancheng and obtained the operating rights derived from such equipment during March, 2011, which contributed $106,515 to operating revenue.  We acquired such equipment from Jiancheng in exchange for the cancellation of approximately $8.25 million (RMB 54,000,000) of related accounts receivable due to us from Jiancheng.   In addition, during the three months ended March 31, 2011 we entered into two more service contracts than we did in the same period of the prior year.

Revenues from product sales, services, operating rights, and tax refunds and subsidies are broken down below.

There was no revenue from product sales for the three months ended March 31, 2011, representing no change from the amount of product sales for the same period of the prior year.  No units were installed in the three months ended March 31, 2011, nor were any units installed in the three months ended March 31, 2010.  The lack of any unit installation was due primarily to two factors: (i) the first quarter of the year is typically the lowest season for our business (due partially to the occurrence of the Chinese New Year), and (ii) the unit sales process took longer than expected in the quarter.

Revenues from services were $1,557,379 for the three months ended March 31, 2011, representing an increase of $156,526 compared to $1,400,853 in revenue from services from the same period of the prior year.  Revenues from services increased as we had two more service contracts during the three months ended March 31, 2011 than what we did in the same period of the prior year.

On March 30, 2011, through our subsidiary Changdu Huiheng we acquired certain operating rights of four medical centers which operate with these medical accelerator systems in different hospitals providing radiotherapy treatment services. Pursuant to the operating rights, Changdu Huiheng will receive a percentage of net income derived from the radiotherapy services provided by each medical center. Further, we are not required to provide any services or resources under the operating rights. Revenues from operating rights were $106,515 for the three months ended March 31, 2011. No revenues from operating rights were received during the same period of the prior year.

Revenue Backlog

Revenue backlog represents the total amount of unrecognized revenue associated with existing purchase orders for our products.  Any deferral of revenue recognition is reflected in an increase in backlog as of the end of that period.  The backlog as of March 31, 2011 amounted to $9.01 million, representing a decrease of $2.75 million or 23%, compared to $11.76 million as of March 31, 2010.  The backlog has decreased but remained in place in large part due to the newly installation in the last quarter of 2010 and regulatory approval delays concerning clients’ facility preparation as necessary to install our products, which caused some of the units to stay in our backlog longer than we expected.  Subject to any further delays in obtaining regulatory approval, we anticipate that the installation of the first SGS-I in Peru will be completed by 2011.

The purchase orders are not cancellable, but are subject to certain conditions, including but not limited to, the customers’ obtaining regulatory approval from their local government for the installation and operation of our products.  We expect the purchase orders comprising the revenue backlog to be installed during 2011.

Below is a summary of our revenue backlog broken down by product, unit price, quantity and total amount owed as of March 31, 2011, based on an exchange rate of  RMB 6.5483 per dollar:

Products	Unit Price (RMB)	Quantity	Total Amount (RMB)	Value of Backlog (USD)
SGS-I	9,000,000	2	18,000,000	$2,748,805.03
SGS-I	14,000,000	1	14,000,000	$2,137,959.47
SGS-I	14,000,000	1	14,000,000	$2,137,959.47
LINAC	6,500,000	2	13,000,000	$1,985,248.08
Total		6	59,000,000	$9,009,972.05

Cost of Revenues

For the three months ended March 31, 2011, the total cost of revenues amounted to $278,137, an increase of $181,705 compared to $96,432 for the same period of the prior year.  This increase was due to the additional cost of revenue from service revenues and the increase of business tax.

Gross Margin

As a percentage of total revenues, the overall gross margin decreased to 83.28% for the three months ended March 31, 2011 as compared with 93.12% for the same period in the prior year. This decrease was due to the fact that revenues from service contributed a much higher gross margin than revenue from operating rights. Revenues for the three months ended March 31, 2011 contains service and operating rights while they only contained service fee for the same period of the prior year.

Operating Expenses

Sales and marketing expenses

Sales and marketing expenses mainly consist of salaries and related expenses for personnel engaged in sales, marketing and customer support functions and costs associated with advertising and other marketing activities.

 Sales and marketing expenses were $91,223 for the three months ended March 31, 2011, an increase of $29,100 compared with $62,123 for the same period of the prior year.  The increase was the result of more marketing activity during this period compared with the same period of the prior year.

General and administrative expenses

General and administrative expenses amounted to $723,063 for the three months ended March 31, 2011, representing an increase of $227,315, or 46%, compared to $495,748 for the same period of the prior year.  The increase in general and administrative expenses primarily resulted from an increase in personnel and intangible asset amortization.

Research and development expenses

Research and development expenses are comprised primarily of employee compensation, materials consumed and experiment expenses for specific new product research and development, and any expenses incurred for research for advanced technologies.  Research and development expenses were $25,392 for the three months ended March 31, 2011, an increase of $10,052 compared to $15,340 in the same period of the prior year.  This increase was primarily due to the fact that the Company incurred more expenses related to research and development during the three months ended March 31, 2011, as we expect to launch our new products at the end of this year or early next year.

Income Tax Provision

For the three months ended March 31, 2011, the Company’s income tax provision was $169,353 compared to $127,427 for the same period of the prior year, representing an increase of $41,926.  The increase in income tax was due to the increase of revenue from service and operating rights during the three months ended March 31, 2011 compared to the same period of the prior year.

Net Income

For the three months ended March 31, 2011, the Company’s net income amounted to $4,700,629, an increase of $4,044,206 compared to $656,423 for the same period of the prior year.  This increase was attributable to the reverse of bad debt provision of $382,731 in accounts receivable and $760,595 in other receivables during the period due to the settlement of agreement signed by Changdu Huiheng and Jiancheng and the gain on the acquisition of the equipment and operating rights of $3,019,137.

Other Comprehensive Income

For the three months ended March 31, 2011, the Company’s other comprehensive income, which reflects the change in foreign currency translations on net income, amounted to a gain of $4,850,387, a difference of $4,253,096 compared to a gain of $597,291, for the same period of the prior year. The increase was due to a gain on the acquisition of equipment and operating rights and an increase in net income and foreign currency translation adjustments over the period.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are from cash reserves, current assets such as accounts receivable and from operating activities including the sale of our products and comprehensive post-sales services fees for our products as well as products manufactured by others.

As further discussed in detail below, we have historically been unable to collect our accounts receivable on a timely basis.  However, due to our history with our customers, we keep apprised of such customers’ financial condition and due to our long-standing relationships we are confident that we will collect all the money owed by these customers.  So far, most of our clients can pay their outstanding accounts receivable with some delays.  In addition to regular meetings with our customers, we have oral agreements with certain customers about payment on their outstanding receivables balance, and thus far we have had success in receiving certain payments on a quarterly basis. However, notwithstanding the foregoing, the inability by us to timely collect on our accounts receivable has adversely affected our business by requiring us to reduce expenditures on research and development and expansion of products. As a result of these delays in payments of accounts receivable, our cash position has been hampered. Further, although we believe that we have sufficient working capital to meet our minimum operating requirements for the year 2011, as previously noted we have had to reduce expenditures in other areas which may adversely affect our ability to develop products in the future.

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

As of March 31, 2011, we had total assets of $36,537,675.  Our cash was $49,176, current portion of accounts receivable were $5,139,534, current portion of prepaid expense and other receivables were $3,044,670 and inventories were $3,118,046.  Net working capital was approximately $6,713,689.  The current ratio was approximately 2.45.  The quick ratio was approximately 1.78.

Net cash used in operating activities totaled $458,045 for the three months ended March 31, 2011, an increase of $419,119 from $38,926 for the same quarter of the prior year.  This increase resulted primarily from the following changes in the operating assets and liabilities:

•	$910,268 increase in accounts receivables;

•	$285,764 increase in inventories;

•	$130,817 increase in prepaid expense and other receivables;

•	$10,310 decrease in accounts payable;

•	$177,705 increase in tax payable; and

•	$100,949 increase in accrued liabilities and other payables;

The increase in accounts receivable was due to a combination of factors:

First, the majority of our product sales and installations in 2010 occurred during the last quarter of the year.  As a result of the short amount of time between the time of installation and the end of the period, our cash collection this year was lower than our cash collected in the prior year.

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

The delay in receipt of customer payments places pressure on our working capital requirements.  In particular, our two major customers (“Customer A” and “Customer B”) collectively accounted for 84% and 89% of our revenues for the period ended March 31, 2011 and 2010.  During the period ended March 31, 2011, Customer A paid approximately $0.1 million on its accounts receivable and as of March 31, 2011 had an outstanding balance of approximately $8 million  (with provision for bad debts of approximately $0.2 million).  Of Customer A’s outstanding accounts receivable balance as of March 31, 2011, nil related to the providing of services and 100% related to product sales.  During the period ended March 31, 2011, Customer B paid approximately $0.5 million on its accounts receivable and as of March 31, 2011 had an outstanding balance of $4.3 million, (with provision for bad debts of approximately $0.3 million).  Of Customer B’s outstanding accounts receivable balance, 100% related to the providing of services.  Although we do not yet have an exact payment schedule or a written collection policy, we seek to collect on these outstanding accounts receivables by reviewing our customers’ business operations and financial situation, and having meetings and paying regular visits to our customers and their customers to seek payment on our accounts.  Due to these efforts, and our prior positive history with our customers, we are confident that we will collect our accounts receivable owed by these customers.  In addition, although legal action is available, the duration and outcome of litigation is inherently uncertain, particularly in the PRC, where the civil justice system continues to evolve.

The increase in prepayments and other receivables was attributed primarily to an increase in payments made to our manufacturing suppliers for parts and services needed to manufacture the radiotherapy units that comprise our backlog.

Net cash used in investing activities was $1,642 and $2,791 for the three months ended March 31, 2011 and 2010, respectively.  The cash used in investing activities was primarily used to purchase equipment.

Cash flows from (used in) financing activities amounted to nil for the three months ended March 31, 2011 and 2010.

Off-Balance Sheet Arrangements

As of March 31, 2011, we had no off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As reported on Form 10-K for the year ended December 31, 2010, as amended, management has determine our internal controls over financial reporting were not effective as of December 31, 2010. Further, we are late in filing this Form 10-Q and a Form 8-K reporting the repurchase of certain medical accelerator systems and related operating rights. As a result, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

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

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [REMOVED AND RESERVED]

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No	Description
3.1	Articles of Incorporation, as revised, of Huiheng Medical, Inc. (1)

3.2	Amended and Restated Bylaws of Huiheng Medical, Inc. (2)

4.1	Amended and Restated Certificate of Designations of Rights and Preferences of the Series A 7% Convertible Preferred Stock (3)

4.2	Form of Common Stock Purchase Warrant(4)

10.1	Form of Transfer Agreement with Shenzhen Jiancheng Investment Co., Ltd.(5)

10.2	Agreement for Debts Settlement with Shenzhen Jiancheng Investment Co., Ltd.(5)

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(1)	Incorporated by reference to the exhibit to the registrant’s annual report on Form 10-KSB filed with the SEC on April 10, 2008.
(2)	Incorporated by reference to the exhibit to the registrant’s annual report on Form 10-KSB filed with the SEC on April 10, 2008.
(3)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K filed with the SEC on January 16, 2008.
(4)	Incorporated by reference to the exhibit to the registrant’s registration statement on Form S-1/A filed with the SEC on August 29, 2008.
(5)	Incorporated by reference to the exhibit to the registrant’s current report on Form 8-K filed with the SEC on even date herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUIHENG MEDICAL, INC.

Date: June 23, 2011	By:	/s/ Hui Xiaobing
Hui Xiaobing
Chief Executive Officer
(Principal Executive Officer)

Date: June 23, 2011	By:	/s/ Richard Shen
Richard Shen
Chief Financial Officer
(Principal Accounting and Financial Officer)