Form 10-K/A
period 2010-12-31
HUIHENG MEDICAL, INC.
filed 2011-06-30
CIK 1353972

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
☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

We are dependent on a certain number of distributors consisting of hospital equipment financing companies who purchase our equipment and, in turn, sell our products to hospitals and clinics as end users.  In addition to providing precision radiotherapy equipment, we offer comprehensive post-sale services for our products as well as products manufactured by others.  These services include radioactive cobalt source replacement and disposal, medical expert training, clinical trial analysis, patient tumor treatment analysis, software upgrades and patient care consulting.  These comprehensive post-sales services are primarily offered to the distributors who usually purchase our products and, in turn, offer our services to the end users of our products.   We receive a fee for these services.

Our total revenues decreased from $9.38 million in 2009 to $8.64 million in 2010.  Our net income decreased from $3.64 million in 2009 to $2.18 million in 2010.  The decrease in revenues and corresponding net income was primarily the result of different products and a decrease in the unit price of products sold during 2010 as compared to the prior year.  For the years ended December 31, 2010 and 2009, the majority of our revenues were attributed to service revenue.  For the the years ended December 31, 2010 and 2009, service revenue accounted for approximately 71% and 62.8% of total revenues.  We anticipate that service revenue will continue to be greater than revenue attributed to the sale of our radiotherapy equipment products until more hospitals and clinics can afford to purchase such products.  The break down of our revenues by products and services for the years ended December 31, 2010 and 2009 is as follows.

	2010	2009
Revenues:
Products	$2,465,337	$3,456,193
Services	6,171,236	5,922,386
	$8,636,573	$9,378,579

-
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

Our Products

We currently have developed five products: the Super Gamma System (“SGS”), the Body Gamma Treatment System (“BGTS”), OPEN Stereotactic Gamma-ray Radiotherapy System, the Head Gamma Treatment System (“HGTS”), and a multileaf collimator device (“MLC”) used in conjunction with a linear accelerator (“LINAC”).  On February 8, 2010, we filed an application with the PRC State Food and Drug Administration (“SFDA”) seeking approval of a certain LINAC product manufactured by us.  We received SFDA approval for the LINAC unit in February 2011.  Subject to available funding for research and development, it is our intent to market and sell the LINAC product initially only in the PRC.  In addition, the MLC has been approved by SFDA for sale and we launched the sale of the MLC in 2011 targeting primarily the PRC market.  As to our advanced magnetic resonance imaging (“MRI”) and industrial LINAC products, we have temporarily suspended the development of these two projects due to the changing of market conditions and our lack of funding available for these projects.  We anticipate that our future research and development efforts will focus on developing our advanced MRI device and an industrial LINAC unit used for, among other things, preserving food through irradiation.  We will pursue these projects pending availability of funding for future research and development.

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

While we believe our strategies continue to be valid, our customers have experienced problems timely paying our accounts receivable.  As a result, we have experienced a cash shortage that has delayed us from implementing our business objectives and strategy.  We are currently trying to address our cash shortage issue.

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

Customers

China

We sell our products through distributors who primarily consist of third party hospital equipment financing companies and who purchase our equipment and services directly, and resell such equipment and services to hospitals and clinics.  Thus, even though these distributors are the purchasers of our equipment, the end users of our products and services are hospitals and clinics that treat various types of tumors.  We utilize these distributors because they are better staffed to market and sell our products and services.  Further, although these distributors are contractually obligated to pay us for the equipment and services, in general, their ability to pay us is dependent upon their receipt of the payments from hospitals and clinics who utilize the equipment and services.  Our contracts with these distributors do not contain any price protection or product return rights.  Historically, these distributors have been slow paying for our products and services, and although we could enforce the prompt payment for our products and services under the terms of our distribution agreement, for business reasons, we have decided to work with them in the collection of our receivables.

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

Outside China

In an effort to expand our customer base outside of China, we have entered into distribution agreements with companies located in India, Argentina, Ukraine, Chile, Russia, Hungary, South Korea and Peru.  These agreements were entered into from September 2005 through October 2007.  Based on our experience with our distributor in India (where obtaining regulatory approval took more than two years from the execution of the agreement in January 2006), we expect that it will take at least two years from commencement of a distribution agreement before sales commence in those countries, and substantially longer if the applicable regulatory authorities require clinical trials or additional data beyond what was required to obtain SFDA approval.  In addition, we understand that in several countries the local distributors have delayed filing for regulatory approval until they have reasonable assurance that there is a hospital or treatment center in the country that wants to acquire the equipment and there is a feasible source of financing.  In general, regulatory approval delays concerning client facility preparation needed to install our products can often delay the sale and installation of our products.  In certain instances, such as in Peru, the distributor has obtained regulatory approval, but shipment of our products has been delayed as a result of delays in completion of the treatment center where our products will be installed.  There was no substantial change in our effort to expand our customer base outside of China during 2010

Materials and Components

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

The medical equipment market is highly competitive, and we expect the level of competition to remain at its current level or intensify.  We face direct competition in China and will do so in other markets should we expand internationally.  This competition is across all product lines and at all price points.  Our competitors also vary significantly according to business segment.  For domestic sales, our competitors include publicly-traded and privately-held multinational companies, as well as domestic Chinese companies.  To date, our international sales have been very limited (zero international sales in 2009 and zero sales in 2010) and while we are planning to engage in additional international sales in Latin America and Eastern Europe in the near future, there is no guarantee that we will meet with success.  During 2010, there were no substantial changes in our efforts, which have been limited, to expand our international sales in Latin America and Eastern Europe.  Our competitors are primarily publicly-traded and privately-held multinational companies.  We also face competition in international sales from companies that have local operations in the markets in which we sell our products.

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

We Have Determined that Our Disclosure Controls and Procedures and Internal Controls Over Financial Reporting Were Not Effective as of Decmeber 31, 2010..

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

The contract covering the sale of our products (which are primarily sold through the Company’s third party distributors) provides for the distributor to make a deposit at the time that the order is placed and to make progress payments at various stages of the manufacturing, shipping, installing and testing process, typically with the final 10% payment due 12 months after the distributor accepts the product as meeting the customer’s specifications.  However, we have rarely collected payments under those stated terms and our distributor has historically made most of its payments following the installation of our equipment.  As a result in delays in collecting our accountants receivable, a substantial portion of our accounts receivable were more than 365 days old even though the accounts receivable were classified as a current asset.

Upon further review and analysis of our accounts receivable, we decided to reclassify that portion of the accounts receivable more than 365 days old as noncurrent to more accurately reflect the time it takes for us to collect on our accounts receivable.  The reclassification has no effect to our Consolidated Statements of Income.  As a result of the foregoing, however, our management has concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2010.

Our failure to address the issues discussed above and to improve our controls over our financial reporting, could cause us to fail to meet our reporting obligations.  Any failure to improve our internal controls to address these identified deficiencies could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

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

We are currently exploring strategic alliances intended to enhance or complement our technology, to provide additional know-how, components or supplies, and to introduce and distribute products and services utilizing our technology and know-how.  Any strategic alliances entered into may not achieve their strategic objectives, and parties to our strategic alliances may not perform as contemplated.  As a result, the alliances themselves may run at a loss, which would reduce our profitability, and if the products or customer service provided by such alliances were of inferior quality, our reputation in the marketplace could be harmed, affecting our existing and future customer relationships.  During the first part of 2011, we have had some preliminary discussions with a company about marketing certain of their products in China that may be compatible with our products.  Such discussions are very preliminary and no assurance can be given that we will enter into a definitive agreement with this other company.

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

Item 4.   (Removed and Reserved) .

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

As a result, our ability to sell, install and recognize revenue for sales of our radiotherapy equipment through our customers is largely dependent on the customer’s and hospital’s ability to obtain approval by the Ministry of Health and the local provincial government.  During the year ended December 31, 2010 and, 2009, we sold three units each year.  The average time for approval for these six units was approximately six months after the hospital received government approval.

As of December 31, 2010, we currently have six units that we anticipate selling during 2011 subject to Ministry of Health and the local provincial government approval.  We cannot predict when each hospital will actually receive approval.

Many of the key research and development personnel who developed our products are currently employed by our company.

We will continue to pursue relationships with foreign medical equipment technology leaders to provide high quality, low cost manufacturing services and China-based distribution for their products.

Our Operating Subsidiaries

Shenzhen Hyper Technology Co. Limited.  Shenzhen Hyper was established in September of 2001 as a domestic Chinese company based in Shenzhen, China.  From inception, it has been engaged in designing, developing and servicing radiotherapy medical equipment used for the treatment of cancerous tumors for customers throughout China.  Shenzhen Hyper developed the SGS, our most advanced and versatile technology, in 2001.  The SGS is a radiotherapy device that uses gamma radiation to non-invasively treat tumors located in the head and the body and to treat certain functional disorders of the head and neck areas.  It utilizes stereotactic, or three-dimensional imaging, principles to enhance the accuracy of the targeting of the radiation beams.  Shenzhen Hyper has also developed a MLC device that is used in conjunction with a LINAC to provide conformal shaping of radiotherapy treatment beams, which increases the precision of the beam and reduces the damage caused to surrounding tissues.  Shenzhen Hyper received SFDA approval on this LINAC product on January 28, 2011.  Shenzhen Hyper is currently working on the development of additional radiotherapy and diagnostic equipment that will be sold in China and abroad, including the next-generation SGS unit, capable of treating cancerous tumors in the head and body by advanced radiotherapy functions.  We have a 75% interest in Shenzhen Hyper.

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

REVENUES

We primarily derive our revenues from selling our products and service contracts to third party hospital equipment investors.

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

In addition, we enter into service contracts for maintenance for our products.  We usually enter into a service contract with our distributors who in turn contracts to provide these services directly to the end users.  We enter into a service contract with the distributor because it usually owns the product, but has entered into a lease or other arrangement with the end user. As a result, a large percent of our service revenues are attributed to our distributors. Once the lease or other arrangement between the distributor and end user has terminated, depending on the contract, the end user may end up with the product.  Thereafter, we may enter into a separate service agreement with end user to continue to service the product.  In addition, to a lesser extent, we also offer service contracts to end users who own and operate products manufactured by another company.

For the years ended December 31, 2010 and 2009, the majority of our revenues were attributed to service revenue.  For the years ended December 31, 2010 and 2009, service revenue accounted for approximately 71% and 62.8% of total revenue.  We anticipate that service revenue will be greater than revenue attributed to the sale of our radiotherapy equipment products until more hospitals and clinics can afford to purchase such products.

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

We often do not collect our outstanding accounts receivable on a timely basis.  The contracts covering the sale of our products provide for the customer to make a deposit at the time that the order is placed and to make progress payments at various stages of the manufacturing, shipping, installation and testing process, typically with the final 10% payment due 12 months after the customer accepts the product as meeting the specifications.  However, in the PRC we have rarely collected payments under those stated terms and our customers have historically made most of their payments following the installation of our units.  In addition, under our service contracts, the customer, who is usually the distributor who purchased our products, is suppose to pay us on a monthly basis.  One of our distributors is current on its accounts receivable for service contracts but the other primary distributor has an accounts receivable balance of approximately $4.57 million related to service contracts.  Our largest customer had an outstanding accounts receivable balance of $14.7 million and $10.5 million as of December 31, 2010 and 2009.  The delay in receipt of customer payments places pressure on our working capital requirements.  Legal action is available, but the time it takes and the outcome of any litigation is inherently uncertain, particularly in the PRC, where the civil justice system continues to evolve.  Should we be unable to collect on these accounts, it would reduce our liquidity and profitability.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition presented in this section are based upon our financial statements, which have been prepared in accordance with the generally accepted accounting principles in the United States.  During the preparation of our financial statements we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  See Note 2-Basis of Presentation and Summary of significant Accounting Policies to our financial statements.  On an ongoing basis, we evaluate our estimates and judgments, including those related to sales, returns, pricing concessions, bad debts, inventories, investments, fixed assets, intangible assets, income taxes and other contingencies.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under current conditions.  Actual results may differ from these estimates under different assumptions or conditions.

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policy,” we determined the most critical accounting principles relate to the use of estimates, accounts receivable, inventory valuation, property, plant and equipment, intangible assets, revenue recognition, income tax and impairment of long-lived assets.  We believe that the following paragraphs reflect our most critical accounting polices that currently affect our financial condition and results of operations.

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

Total revenues from product sales were $2.47 million for 2010, a decrease of $0.99 million or 29%, compared to $3.46 million for the prior year.  In 2010, we sold 3 units of our products consisting of a LINAC, HGTS and BGTS which represented the same number of units sold in  2009 consisting of two SGS and one LINAC products.  However, the products sold in 2010 had aggregate sales prices lower than the products sold in 2009.

Total service revenues were $6.17 million for 2010, an increase of $0.25 million or 4.2%, compared to $5.92 million for the prior year.  Of the total service revenues approximately $.247 million and $.322 million were attributed directly to end users for the years ended December 31, 2010 and 2009.  For the year ended December 31, 2010, we managed two more service contract than in the prior year 2009.  The increase in revenue from services in 2010 was due to the appreciation of the RMB against the USD and the entering into a new service contract compared to the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are from cash reserves, current assets such as accounts receivable and from operating activities including the sale of our products and comprehensive post-sales services fees for our products as well as products manufactured by others.  As further discussed in detail below, we have historically been able to collect our accounts receivables, even though at times not on a timely basis.  However, due to our positive history with our customers, we keep apprised of such customers’ financial condition and due to our long-standing relationships we are confident that we will collect all the money owed by these customers.  So far, although not timely, most of our clients can pay their outstanding accounts receivable with some delays.  In addition to regular meetings with our customers, we have oral agreements with certain customers about payment on their outstanding receivables balance, and thus far we have had success in receiving certain payments on a quarterly basis.  As a result of these delays in payments of accounts receivables, our cash position has been hampered.  Further, although we believe that we have sufficient working capital to meet our minimum operating requirements for the year 2011, we have had to reduce on other areas such as research and development and product development.  As a result of having only sufficient cash for our operations, the reduction in cash may adversely affect our ability to develop products in the future.

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

Item 9.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010.  As discussed below, due to the reclassification of certain accounts receivable, our management concluded that our internal control over financial reporting was not effective as of December 31, 2010.  Accordingly, based on that evaluation, among other factors, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company were not effective as of December 31, 2010 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting except to address and review the classification of our accounts receivable.

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

Hui Xiaobing, Chairman of the Board and Chief Executive Officer

Mr. Hui currently serves as our Chairman of the Board and Chief Executive Officer, positions he has held (including with Allied Moral) since the inception of that company in 2006, and Chairman of the Board and Chief Executive Officer of Changdu Huiheng, positions he has held since 2005.  In addition, Mr. Hui has been the Chief Executive Officer of Huiheng Industry since 2004.  Mr. Hui also served from 1999 to 2006 as the President and Chairman of the Board of Shenzhen OUR Technology Co., Ltd., the pioneer of the radiotherapy industry in China.  He is the former CEO of Everbright Securities, a major Chinese financial institution.  Mr. Hui holds a Masters degree in Regional Economics from Tongji University.  Because Mr. Hui is familiar with the China radiotherapy industry, and with the Company, its operations, employees and  business prospects, he is qualified to serve as a director.

Huang Jian, Vice President and Director

Mr. Huang, a director since November 2007, has a background in business and management.  He currently serves as the Vice President of the Company, overseeing the Company’s operations, a position he assumed in 2007.  Mr. Huang is also the President and Director of Wuhan Kangqiao, positions he has held since 2006.  In addition, Mr. Huang has been a director of Shenzhen Hyper since 2006 and has been the President of Shenzhen Hyper since 2001.  Mr. Huang has a degree from Beijing Broadcast and Television University.  Because Mr. Huang is very familiar with the radiotherapy industry in China through his initial employment with Shenzen Hyper and his knowledge and understanding of the Company and its business operations, he is qualified to serve as a directors.

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

Dr. Li Daxi, Director

Dr. Li has been a director since November 2007 and is a member of the Company’s Audit Committee and Compensation Committee.  He founded the Chinese Association of Science and Business, an organization devoted to bridging science with business and bridging China with the world, in 1997.  Dr. Li has 14 years experience in investment banking and venture capital, including ten years on Wall Street with Salomon Brothers and Lehman Brothers.  He is a director of the United Orient Bank where he oversees investments and auditing of the bank.  In March 2005, he was invited as an overseas representative to participate in the China National Chinese People’s Political Consultative Conference.  He is also a co-founder of the Shenzhen Overseas Chinese Student Venture Park, a joint-venture with the Shenzhen city government, which hosts 250 high-tech startup companies.  Dr. Li is a member of the Company’s Audit Committee.  Dr. Li received a Ph.D. in high energy physics from the City University of New York.  Because Mr. Li’s `financial background and his directorship at United Orient Bank (which is a company whose shares are not registered under the Exchange Act of 1934), Mr. Li has the experience and qualifications to serve as a director of the Company.

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

Code of Conduct and Ethics

We have not yet adopted a Code of Conduct and Ethics that applies to all of our employees, officers and directors.  Until such time that our common stock is eligible for listing on a national exchange, it is unlikely that our board of directors will adopt a Code of Conduct and Ethics.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Hui Xiaobing,	2010	$56,866	0	0	0	0	0	0	$56,866
Chief Executive Officer	2009	$56,284	0	0	0	0	0	0	$56,284

Huang Jian,	2010	$35,542	0	0	0	0	0	0	$35,542
Vice President	2009	$35,178	0	0	0	0	0	0	$35,178

Richard Shen	2010	$37,719	0	0	0	0	0	0	$37,719
Chief Financial Officer and Corporate Secretary	2009	$37,333	0	0	0	0	0	0	$37,333

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

Name and Address of Beneficial Owner (Includes Management)	Shares Owned Beneficially		Percentage Ownership
Hui Xiaobing (1)	11,750,000		83.75%

Huang Jian	0		*

Richard Shen	0		*

Cui Zhi	0		*

Tang Shucheng	0		*

Li Daxi	20,000	(2)	*

All Officers & Directors as a Group (7 people)	11,765,000		83.75%

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

Name and Address	Shares of Series A Preferred Beneficially Owned	Percentage Ownership	Shares of Common Stock Issuable on Conversion

Genesis Capital Advisors LLC 546 Fifth Ave., 5th Floor New York, NY 10036	11,237	5.32%	118,036

Platinum Partners Value Arbitrage Fund, L.P. 152 West 57th St. New York, NY 10019	65,317	30.9%	686,103

Kenneth Greif (1) 240 Maple Street Englewood, NJ 07631	26,667	12.61%	280,116

Atlas Master Fund, Ltd. 135 East 57th St. New York, NY 1002	20,116	9.52%	211,302

Sherleigh Associates Inc. . Profit Sharing Plan 80 Columbus Circle PH 76A New York, NY 10023	15,663	7.41%	164,527

Hanover Overseas Fund/ OHL Ltd. Level 2, 20 Augustus Terrace Parnell, Auckland 1142 New Zealand	15,663	7.41%	164,527

Orion KF Partners 11990 San Vicente Blvd. Ste 200 Los Angeles, CA 90049	15,663	7.41%	164,527
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

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

A summary of related party payables at December 31, 2010 and 2009 were as follows:

In connection with the our reverse merger completed on May 15, 2007, we purchased all of the outstanding interests of Changdu Huiheng for $6,406,889 from Clear Honest Holdings Limited (“Clear Honest”)  Clear Honest, a British Virgin Island Company, is 100% owned by Mr. Hui Xiaobing, our President and largest shareholder.  Amounts due to related parties at December 31, 2010 and December 31, 2009 represent the remaining balance due to Clear Honest, a former shareholder, of Allied Moral Holdings Limited ("Allied Moral"), a subsidiary of the Company, pursuant to the 2007 share purchase agreement as well as advances related to the acquisition of Changdu Huiheng.  As of December 31, 2010 and 2009, the amount due to Clear Honest was approximately $24,600 and $25,400 respectively  Because Changdu Huiheng is one of our subsidiaries, any advance to Changdu Huiheng is eliminated upon consolidation of our financial statements.

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

10.5	Form of Transfer Agreement with Shenzhen Jiancheng Investment Co. Ltd. (incorporated by reference to the exhibit to the Company’s current report on Form 8-K filed with the Commission on June 23, 2011)
10.6	Form of Debts Settlement with Shenzhen Jiancheng Investment Co. Ltd. (incorporated by reference to the exhibit to the Company’s current report on Form 8-K filed with the Commission on June 23, 2011)
10.7	Unsecured Promissory Note dated May 3, 2010 with Hui Xiaobing (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial positions of the Huiheng Medical Inc. and its subsidiaries . as of December 31, 2010 and 2009, the consolidated results of its operations and its consolidated cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

The Company had signed agreements with SZ Jiancheng Investment Co., Ltd., “Jiancheng” on March 14, 2011 to acquire the operating rights of four medical centers valued at approximately $8 million (RMB 54,000,000) for a period from 5 to 8 years. Both parties agreed to use the long outstanding of accounts receivable owed by Jiancheng to the Company as consideration of these operating rights.

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

The medical equipment sold by the Company has embedded self-developed software which is an integral part of the medical equipment.  The Company does not sell the software as a separate product.

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