Form 10-Q
period 2011-06-30
HUIHENG MEDICAL, INC.
filed 2011-08-24
CIK 1353972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Yes  ☐                     No ☒

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

Yes ☐                      No ☒

As of August 9, 2011, there were 23,730,637 shares of the issuer’s $0.001 par value common stock issued and outstanding.

HUIHENG MEDICAL, INC.

FORM 10-Q INDEX

Page

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements	1
Consolidated Balance Sheets at June 30, 2011(Unaudited) and December 31, 2010	2
Consolidated Statements of Income and Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2011 and 2010 (Unaudited)	3
Consolidated Statement of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2011 (Unaudited)	5
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 (Unaudited)	6
Notes to the Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3. Quantitative and Qualitative Disclosures About Market Risk	39
Item 4. Controls and Procedures	39

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	40
Item 1A. Risk Factors	40
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3. Defaults Upon Senior Securities	40
Item 4. (Removed and Reserved)	40
Item 5. Other Information	40
Item 6. Exhibits	40
Signature Page	41

                          ii

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States dollars and, unless the context otherwise requires, references to “we,” “us”, “our” and the Company refer to Huiheng Medical, Inc. and its consolidated subsidiaries.

This Quarterly Report contains certain forward-looking statements.  When used in this Quarterly Report, statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “project,” “plan” or “continue,” and similar expressions are intended to identify forward-looking statements.  They also include statements containing anticipated business developments,  capital expenditures, dividends, capital structure or other financial terms.

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

                              iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN US DOLLARS)

ASSETS	June 30, 2011	December 31,
	(Unaudited)	2010
CURRENT ASSETS:
Cash	$ 118,338	$ 294,542
Accounts receivable	4,641,448	8,130,681
Prepaid expenses	2,979,041	2,743,602
Other receivables, net of allowance for doubtful accounts of nil and $757,576 as of June 30, 2011 and December 31, 2010,
respectively	135,718	109,519
Inventories	3,689,060	2,832,282
Total Current Assets	11,563,605	14,110,626

ACCOUNTS RECEIVABLE, net of allowance for doubtful accounts of
$1,092,752 and $1,451,364 as of June 30, 2011 and December 31, 2010, respectively	9,291,089	11,617,798
PREPAID EXPENSES, net of current portion	1,094,012	1,216,841
INVESTMENT IN AFFILIATE	314,948	137,032
PROPERTY, PLANT AND EQUIPMENT, NET	2,987,547	2,419,348
LAND USE RIGHT, NET	962,036	952,057
INTANGIBLE ASSETS, NET	11,264,408	962,202
Total Assets	$ 37,477,645	$ 31,415,904

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 1,153,184	$ 1,266,774
Due to related parties	393,156	385,025
Income tax payable	651,455	974,328
Accrued liabilities and other payables	2,356,291	1,740,226
Total Current Liabilities	4,554,086	4,366,353

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized;
Designated 300,000 shares of Series A convertible preferred stock; 211,390 shares issued and outstanding with liquidation preference of $7,927,125 at June 30, 2011 and December 31, 2010	211	211
Common stock, $0.001 par value; 74,000,000 shares authorized;
23,730,637 shares issued and 14,030,637 shares outstanding
at June 30, 2011 and December 31, 2010	23,731	23,731
Treasury stock, 9,700,000 common shares, at cost	(9,700)	(9,700)
Additional paid-in capital	7,498,086	7,498,086
Statutory surplus reserve	2,280,955	1,676,867
Retained earnings	19,052,000	14,298,693
Accumulated other comprehensive income	3,291,532	2,633,236
Total Huiheng's stockholders' equity	32,136,815	26,121,124
Non-controlling interests	786,744	928,427
Total Stockholders' Equity	32,923,559	27,049,551
Total Liabilities and Stockholders' Equity	$ 37,477,645	$ 31,415,904

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(IN US DOLLARS)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
REVENUES	$ 1,760,963	$ 1,407,342	$ 3,424,857	$ 2,808,195
COST OF REVENUES	499,690	201,494	777,827	297,926
GROSS PROFIT	1,261,273	1,205,848	2,647,030	2,510,269
OPERATING EXPENSES:
Sales and marketing expenses	85,487	60,098	176,710	122,221
General and administrative expenses	682,795	654,069	1,405,858	1,149,817
Research and development costs	87,722	21,498	113,114	36,838
Total Operating Expenses	856,004	735,665	1,695,682	1,308,876
OPERATING INCOME	405,269	470,183	951,348	1,201,393
OTHER INCOME:
Other income	226,017	29,563	1,379,646	29,563
Interest income	124	61	212	104
Gain on business acquisition	-	21,508	-	21,508
Gain on the acquisition of equipment and operating rights	-	-	3,019,137	-
Equity in income of affiliate	112,744	55,042	173,356	44,502
Total Other Income	338,885	106,174	4,572,351	95,677
NET INCOME BEFORE INCOME TAXES	744,154	576,357	5,523,699	1,297,070
INCOME TAXES	156,706	186,355	326,059	313,782
NET INCOME BEFORE ATTRIBUTION OF NON-CONTROLLING INTERESTS	587,448	390,002	5,197,640	983,288
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	69,318	91,172	159,755	154,309
NET INCOME ATTRIBUTABLE TO HUIHENG’S SHAREHOLDERS	$ 656,766	$ 481,174	$ 5,357,395	$ 1,137,597
EARNINGS PER SHARE
- Basic	$ 0.05	$ 0.03	$ 0.38	$ 0.08

- Diluted	$ 0.04	$ 0.03	$ 0.33	$ 0.07
Weighted Common Shares Outstanding
- Basic	14,030,637	13,935,290	14,030,637	13,935,290

- Diluted	16,251,113	16,251,113	16,251,113	16,251,113

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(IN US DOLLARS)
	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$ 587,448	$ 390,002	$ 5,197,640	$ 983,288

Other comprehensive income

Foreign currency translation gain	436,173	168,202	676,368	172,207

Comprehensive income	$ 1,023,621	$ 558,204	$ 5,874,008	$ 1,155,495

Less: Comprehensive loss attributable to non-controlling interests	(58,223)	(84,731)	(141,683)	(147,692)

Comprehensive income attributable to Huiheng's shareholders	$ 1,081,844	$ 642,935	$ 6,015,691	$ 1,303,187

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)
(IN US DOLLARS)

	Series A Preferred Stock		Common Stock		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Statutory Surplus Reserve	Retained Earnings	Accumulated Other Comprehensive Income	Total Huiheng's Stockholders' Equity	Non-controlling Interest	Total Stockholders' Equity
Balance, December 31, 2010	211,390	$ 211	23,730,637	$ 23,731	(9,700,000)	$ (9,700)	$ 7,498,086	$ 1,676,867	$14,298,693	$ 2,633,236	$ 26,121,124	$ 928,427	$ 27,049,551
Net income / (loss)	-	-	-	-	-	-	-	-	5,357,395	-	5,357,395	(159,755)	5,197,640

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	658,296	658,296	18,072	676,368

Appropriation of statutory surplus reserve	-	-	-	-	-	-	-	604,088	(604,088)	-	-	-	-
Balance, June 30, 2011	211,390	$ 211	23,730,637	$ 23,731	(9,700,000)	$ (9,700)	$ 7,498,086	$ 2,280,955	$19,052,000	$ 3,291,532	$ 32,136,815	$ 786,744	$ 32,923,559

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN US DOLLARS)
	For The Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income before attribution of non-controlling interests	$ 5,197,640	$ 983,288
Net loss attributable to non-controlling interests	159,755	154,309
Total Huiheng's net income	5,357,395	1,137,597
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation of property, plant and equipment	145,390	121,526
Loss on write off of fixed assets	27,833	-
Amortization of land use right	10,030	9,599
Amortization of intangible assets	474,961	41,310
Recovery of bad debts	(1,143,326)	-
Equity in income of affiliate	(173,356)	(44,502)
Gain on acquisition of subsidiary	-	(21,508)
Gain on the acquisition of the equipment and operating rights	(3,019,137)	-
Non-controlling interests	(159,755)	(154,309)
Changes in assets and liabilities:
Accounts receivable	(1,284,185)	(677,204)
Prepaid expenses	(112,610)	(288,899)
Other receivables	(29,161)	82,739
Inventories	(856,778)	(540,827)
Accounts payable	(113,590)	(56,093)
Income tax payable	(322,873)	250,200
Accrued liabilities and other payables	616,065	(52,080)
Net cash used in operating activities	(583,097)	(192,451)

Cash flows from investing activities:
Purchase of property, plant and equipment	(33,552)	(3,522)
Advance from related party	-	90,000
Net cash (used in) / provided by investing activities	(33,552)	86,478

Net decrease in cash	(616,649)	(105,973)
Effect on change of exchange rates	440,445	144,298
Cash as of January 1	294,542	84,962
Cash as of June 30	$ 118,338	$ 123,287

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income tax paid	$ 666,241	$ 67,562
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

The Company's common stock is quoted on the Over-the-counter Bulletin Board ("OTCBB") market and traded under the symbol "HHGM".

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

HUIHENG MEDICAL, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain reclassifications have been made to the financial statement presentations as of June 30, 2011 and for the year ended to correspond to the current year’s format.  Total equity and net income are unchanged due to these reclassifications.

Basis of Presentation

The consolidated financial statements include all accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete consolidated financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in its Annual Report on Form 10-K/A for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on June 30, 2011. The results of operation for the six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts, sales returns, trade discounts and value added tax. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company performs ongoing credit evaluations of its customers' financial conditions, taking into consideration the age of past due accounts and an assessment of the customer’s ability to pay. The Company provided an allowance of $1,092,752 and $1,451,364 for doubtful accounts as of June 30, 2011 and December 31, 2010, respectively.

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

Summary of significant accounting policies (…/Cont'd)

Accounts receivables from the Company's major customer amounting to $7,482,858 and other receivables amounting to $763,557 which in the total amount of $8,246,415 were utilized as consideration for the acquisition of certain medical equipment and certain operating rights.

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

Summary of significant accounting policies (…/Cont'd)

Intangible assets

The Company’s intangible assets include patent, pending patents applications and operating rights. The Company accounts for its intangible assets pursuant to FASB ASC Subtopic 350-30, “General Intangibles Other Than Goodwill.” Under ASC 350-30-35, intangibles with definite lives are amortized on a straight line basis over the lesser of their estimated useful lives or contractual terms. Accordingly, the Company amortizes the patent over their remaining legal term of 20 years and the operating rights over the contractual period from seven to ten years, on a straight-line basis.

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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of, if any, are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. At June 30, 2011 and December 31, 2010, the Company determined that there was no impairment of value.

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

The medical equipment sold by the Company has embedded self-developed software which is an integral part of the medical equipment.  The software does not meet the criteria based on ASC 2009-13, multiple deliverable arrangements because the Company does not sell the software as a separate product and no stand-alone value to the customer.

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

Government tax refund

Pursuant to a tax incentive policy provided by the Tibet Finance Bureau, Tibet Changdu Huiheng Development Co., Ltd (“Changdu Huiheng”), a subsidiary of the Company, is eligible for the following tax refunds for five (5) consecutive years commencing from September 2006:

(i)	Annual income tax payment in excess of $139,000 (RMB 900,000) will be refundable.
(ii)	31% of business tax payments will be refunded if annual business tax payment in excess of $155,000 (RMB 1.0 million)
(iii)	38.75% of VAT payments will be refunded if annual VAT payment in excess of $232,000 (RMB 1.5 million).

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

Summary of significant accounting policies (…/Cont'd)

Research and development costs

Research and development costs are charged to expense as incurred. Research and development costs mainly consist of salary for the research and development staff and material costs for research and development. The Company incurred $113,114 and $36,838 for the six months ended June 30, 2011 and 2010, respectively. For the three months ended June 30, 2011 and 2010, research and development costs were $87,722 and $21,498, respectively.

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

	June 30, 2011	June 30, 2010	December 31, 2010
As of period ended RMB :USD exchange rate	6.4635	6.7814	6.6000
Average period for the 6 months ended
RMB :USD exchange rate	6.5256	6.8189	-
Average period for the 3 months ended RMB: USD exchange rate	6.4774	6.8115	-

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

The Company has elected to use the calculated value method to account for the options issued in 2009. The Company used its historical closing price of June 30, 2011 to estimate volatility. Using the Black-Scholes-Merton option pricing model, management has determined that the options issued in 2009 have a calculated value of $0.7029 per share. Total compensation cost associated with these options was $14,049 over the three-year service period that began on the grant date. Compensation cost for the six months ended June 30, 2011 and 2010 was $2,342 and $2,342 respectively; and for the three months ended June 30, 2011 and 2010 was $1,171 and $1,171, respectively. Such amount had not been recorded as it was considered immaterial.

The assumptions used and the weighted average calculated value of options are as follows for the six months ended June 30, 2011:

Risk-free interest rate	1.88%
Expected dividend yield	-
Expected volatility	228.57%
Expected life in years	3.4
Service period in years	3
Weighted average calculated value of options granted	$ 0.7029

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

Summary of significant accounting policies (…/Cont'd)

Share-based compensation (…/Cont’d)

The following is an analysis of options to purchase shares of the Company’s stock issued and outstanding as of June 30, 2011:

		Weighted Average
	Options	Price

Options granted on June 6, 2009	30,000	$ 5
Exercised	-
Expired/cancelled	-
Options outstanding, as at December 31, 2010	30,000
Granted	-
Exercised	-
Expired/cancelled	-
Options outstanding, as at June 30, 2011	30,000

As of June 30, 2011, options for 20,000 shares at a weighted average exercise price of $5.00 were vested and exercisable. These options have a weighted average remaining contractual term of 0.75 year. Compensation cost of approximately $3,513 had not yet been recognized on non-vested awards. The weighted average period over which it is expected to be recognized is 0.75 year.

Other comprehensive income

The Company has adopted ASC 220 "Comprehensive Income." This statement establishes rules for the reporting of other comprehensive income and its components. Other comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statements of Comprehensive Income and the Consolidated Statement of Changes in Stockholders' Equity.

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

The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Net income attributable to Huiheng’s shareholders	$ 656,766	$ 481,174	$ 5,357,395	$ 1,137,597

Weighted average outstanding shares of common stock	14,030,637	13,935,290	14,030,637	13,935,290
Dilutive effect of Convertible Preferred Stock	2,220,476	2,315,823	2,220,476	2,315,823
Diluted weighted average outstanding shares	16,251,113	16,251,113	16,251,113	16,251,113

Earnings per common share:
Basic	$ 0.05	$ 0.03	$ 0.38	$ 0.08
Diluted	$ 0.04	$ 0.03	$ 0.33	$ 0.07

For the six months ended June 30, 2011, the stock option plan granted in June 2009 to purchase 30,000 common shares were not included in diluted earnings per share because the effect would be anti-dilutive.

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

There was no asset or liability measured at fair value on a non-recurring basis as of June 30, 2011 and December 31, 2010.

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

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 3 - ACQUISITION OF MEDICAL ACCELERATOR SYSTEMS AND OPERATING RIGHTS

On March 30, 2011, in order to settle a long outstanding accounts receivable, a subsidiary of the Company, Changdu Huiheng acquired from its major customer, Jiancheng, medical equipment, specifically, medical accelerator systems and the operating rights of four medical centers which utilize these medical accelerator systems. The medical centers are located in different hospitals in PRC and provide radiotherapy treatments to local patients. Changdu Huiheng will share a percentage of net income with the hospitals from each medical center effective January 1, 2011 for one medical center and March 30, 2011 for three medical centers.

The consideration of the acquisition of the medical equipment and operating rights were approximately $8.25 million (RMB 54,000,000) and settled by offsetting the accounts receivable from Jiancheng.  The cost of medical accelerator systems and operating rights were based on the fair value estimated by an independent appraisal firm which amounted in the aggregate to $11,277,310.  The independent appraisal firm utilized the income approach to determine the fair value of the medical accelerator systems and operating rights acquired.

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

As a result of the acquisition of assets, in accordance with ASC 845-10-30, the Company has recognized a gain on the acquisition amounting to $3,019,137 representing the difference between the fair value of assets acquired versus the amount of accounts receivable offset.

Acquisition information which translated at closing rate of March 30, 2011 is presented as follows:

	Contractual	Value of medical	Value of operating
Name of hospital	period	accelerator systems	rights	Total
Dali 60 Military Hospital of China	93 months	$ -	$ 3,398,096	$ 3,398,096
Liaocheng Hospital of Traditional
Chinese Medicine	84 months	283,713	1,523,050	1,806,763
Heze Huici Hospital	108 months	193,691	3,379,463	3,573,154
Lianyungang Shengan Hospital	116 months	172,834	2,326,463	2,499,297
Total		$ 650,238	$ 10,627,072	$ 11,277,310

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 4 – CASH

Cash represents cash in bank and cash on hand. Cash as of June 30, 2011 and December 31, 2010 consists of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Bank balances	$ 113,579	$ 291,787
Cash	4,759	2,755
	$ 118,338	$ 294,542

Cash is classified by geographical areas is set out as follows:

	June 30,	December 31,
	2011	2010
	(Unaudited)
The PRC	$ 96,252	$ 269,904
Hong Kong	22,086	24,638
	$ 118,338	$ 294,542

Renminbi is not a freely convertible currency and the remittance of funds out of the PRC is subject to the exchange restrictions imposed by the PRC government.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 5 – INVENTORIES

At June 30, 2011 and December 31, 2010, inventories consisted of the following:

	June 30, 2011	December 31, 2010
(Unaudited)
Raw materials	$ 320,798	$ 578,071
Work-in-progress	3,368,262	2,254,211
	$ 3,689,060	$ 2,832,282

Final assembly of our products, including installation of radioactive source materials, is conducted on site at our customers' locations. Our products are not considered to be finished good (available for sale in the normal course of business) until such time as the source material is installed in the units.

NOTE 6 – PREPAID EXPENSES

At June 30, 2011 and December 31, 2010, prepaid expenses consisted of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)
Advances made to suppliers and other prepaid expenses	$ 2,623,196	$ 2,452,693
Prepaid expenses for purchasing "Huiheng" Logo	58,792	-
Construction in progress paid on behalf of landlord (a)
- current portion	297,053	290,909
	$ 2,979,041	$ 2,743,602

Non-current portion (a)	$ 1,094,012	$ 1,216,841

(a)
Under an agreement signed with the landlord, Shenzhen Hyper will make payment for the construction in progress of the building in advance on behalf the landlord. Meanwhile, Shenzhen Hyper signed a rental agreement with the landlord to rent the building for 20 years at about $24,800 (RMB160,000) per month. The balance of the amount due from the landlord will be used and amortized as rental expenses incurred by Shenzhen Hyper.

The expected amortization of construction in progress for the next five years and thereafter is as follows:

For the year ended
December 31,
	2011	$ 148,526
	2012	297,053
	2013	297,053
	2014	297,053
	2015	297,053
	Thereafter	54,327
Total		$ 1,391,065

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 7 – OTHER RECEIVABLES

At June 30, 2011 and December 31, 2010, other receivables, net, consisted of the following:

	June 30, 2011	December 31, 2010
Other receivables	(Unaudited)
- loan or advance to staff for business travelling	$ 65,988	$ 38,758
- utilities and rental deposits	1,547	1,515
- prepaid expenses made by director	3,094	3,030
- others (net of allowance for doubtful accounts of nil and $757,576)	65,089	66,216
	$ 135,718	$ 109,519

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

At June 30, 2011 and December 31, 2010, property, plant and equipment, net, consisted of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)
Buildings and building improvements	$ 2,619,242	$ 2,565,072
Production equipment	744,330	702,900
Medical radiotherapy equipment	658,768	-
Furniture, fixture and office equipment	406,333	422,616
Motor vehicles	197,842	193,750
	4,626,515	3,884,338
Less: Accumulated depreciation	(1,638,968)	(1,464,990)
	$ 2,987,547	$ 2,419,348

For the six months ended June 30, 2011 and 2010, depreciation expenses were $145,390 and $121,526, respectively. For the three months ended June 30, 2011 and 2010, depreciation expenses were $95,014 and $60,879, respectively.

During the six months period ended June 30, 2011, a loss on write off of fixed assets of $27,833 was recorded since the first quarter of 2011.  This was the office equipment acquired from Portola Medical Inc. in 2010.

NOTE 9 - LAND USE RIGHT

Land use right represents prepaid lease payments to the Local Government for land use right held for a period of 50 years from January 20, 2009 to December 26, 2058 in Wuhan, People's Republic of China. Land use right is amortized using the straight-line method over the lease term of 50 years. The amortization expense for the six months ended June 30, 2011 and 2010 were $10,030 and $9,599, respectively. The amortization expense for the three months ended June 30, 2011 and 2010 were $5,052 and $4,805, respectively.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 10 – INTANGIBLE ASSETS

At June 30, 2011 and December 31, 2010, intangible net assets consisted of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)
Patent technology in Shenzhen Hyper (a)	$ 1,547,149	$ 1,515,152
Patent technology in Portola Medical, Inc.(b)	250,000	250,000
Operating rights (c)	10,766,497	-
Less: Accumulated amortization	(1,299,238)	(802,950)
	$ 11,264,408	$ 962,202

(a)
Patent represents a patent technology for the production of a component of the radiation treatment system. Pursuant to the patent certificate, the patent is valid for 20 years from the application date, May 1999. The amortization expenses for the six months ended June 30, 2011 and 2010 were $43,167 and $41,230, respectively. The amortization expenses for the three months ended June 30, 2011 and 2010 were $21,742 and $20,597, respectively.

(b)
Patent acquired in Portola Medical, Inc. (“Portola”). The amortization expenses for six months ended June 30, 2011 and 2010 were $6,250 and nil, respectively. The amortization expenses for three months ended June 30, 2011 and 2010 were $3,125 and nil, respectively. Patent technology is utilized in the production of medical equipment and is amortized over its estimated useful life of 20 years.

(c)
Operating rights represents the contractual rights of receiving net income from four medical centers which utilize the medical accelerator systems owned by Changdu Huiheng, which have been acquired from Jiancheng on March 30, 2011. The operating rights were acquired from its major customer and are amortized over contractual periods ranging from 7 to 10 years. These operating rights are amortized over their contractual periods by straight-line method and the amortization expenses for six months ended June 30, 2011 was $425,544.

For the six months ended June 30, 2011 and 2010, amortization expenses amounted to $474,961 and $41,310, respectively. For the three months ended June 30, 2011 and 2010, amortization expenses amounted to $344,805 and $20,677, respectively. The expected amortization which was based on the closing rate as of June 30, 2011 for the next five years and thereafter is as follows:
	Patent technology in Portola Medical, Inc.	Patent technology in Shenzhen Hyper	Operating rights in Changdu Huiheng

				Total
For the year ended
December 31,
2011	$ 6,250	$ 42,248	$ 644,449	$ 692,947
2012	12,500	84,495	1,288,898	1,385,893
2013	12,500	84,495	1,288,898	1,385,893
2014	12,500	84,495	1,288,898	1,385,893
2015	12,500	84,495	1,288,898	1,385,893
Thereafter	181,250	309,816	4,536,823	5,027,889
Total	$ 237,500	$ 690,044	$ 10,336,864	$ 11,264,408

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 11 – ACCRUED LIABILITIES AND OTHER PAYABLES

At June 30, 2011 and December 31, 2010, accrued liabilities and other payables consisted of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)
Accrued expenses - operating	$ 308,730	$ 311,342
Accrued payroll and welfare	306,865	181,255
Value added tax, other taxes payable and surcharges	1,079,206	1,170,646
Customer deposits	661,490	76,983
	$ 2,356,291	$ 1,740,226

NOTE 12 – NON-CONTROLLING INTEREST

Non-controlling interest included in the Company’s balance sheets as of June 30, 2011 and December 31, 2010 represents 25% of equity interest in Shenzhen Hyper.

The changes in non-controlling interest from January 1, 2011 to June 30, 2011 were as follows:

	June 30, 2011	December 31, 2010
	(Unaudited)
Balance at beginning period/year	$ 928,427	$ 1,111,027
Effect for the current period/year
- Net loss	(159,755)	(215,574)
- Foreign currency translation gain	18,072	32,974
Balance at end of period/year	$ 786,744	$ 928,427

NOTE 13 – DUE TO RELATED PARTIES

A summary of related party payables at June 30, 2011 and December 31, 2010 is as follows:

Amounts due to related parties at June 30, 2011 and December 31, 2010 represent the remaining balance due to a former shareholder of Allied Moral Holdings Limited ("Allied Moral"), a subsidiary of the Company, pursuant to the 2007 share redemption as well as advances related to the acquisition of Changdu Huiheng.

In June 2010, the cash consideration of $260,000 and related expenses amounting to $30,000 for acquiring the new subsidiary, Portola Medical Inc, were paid directly by the director, Hui Xiaobing on behalf of the Company. As of June 30, 2011, such director is owed $367,214.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 14 – STOCKHOLDERS' EQUITY

The Company has authorized 74,000,000 shares of Common stock for issuance. Prior to the share exchange in 2007, Mill Basin had 10,150,000 shares of its common stock outstanding. In contemplation of the share exchange, Mill Basin shareholders contributed 9,700,000 common shares to treasury, resulting in 450,000 shares of Mill Basin's common stock outstanding immediately prior to the share exchange. As of June 30, 2011 and December 31, 2010, 23,730,637 shares were issued of which 9,700,000 are deemed treasury shares contributed from Mill Basin's shareholders, and 14,030,637 shares outstanding.

The Company has authorized 1,000,000 shares of Preferred stock, with 300,000 shares designated as Series A convertible preferred stock. As of June 30, 2011 and December 31, 2010, 211,390 shares were issued and outstanding with a liquidation preference of $7,927,125.

Series A Conversion

There were no conversions of the Series A Preferred stock into common stock during six months ended June 30, 2011.

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

As of June 30, 2011, the Company established and segregated its retained earnings and the amount for the Statutory Surplus Reserve of $2,280,955.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 15 – SEGMENT REPORTING

The Group has three reportable segments: products, services and operating rights.

The following table presents information about the Company's operating segments for the three and six months ended June 30, 2011 and 2010:

	For the Three months ended June 30		For the Six months ended June 30
	2011	2010	2011	2010
Revenues:
Products	$ -	$ -	$ -	$ -
Services	1,658,904	1,407,342	3,216,283	2,808,195
Operating rights	102,059	-	208,574	-
	$ 1,760,963	$ 1,407,342	$ 3,424,857	$ 2,808,195

	For the Three months ended June 30		For the Six months ended June 30
	2011	2010	2011	2010
Operating income:
Products	$ -	$ (59,784)	$ -	$ (59,784)
Services	1,466,500	1,236,965	2,826,040	2,514,768
Operating rights	(237,980)	-	(243,706)	-
	1,228,520	1,177,181	2,582,334	2,454,984
Corporate expenses	(823,251)	(706,998)	(1,630,986)	(1,253,591)
Operating income	$ 405,269	$ 470,183	$ 951,348	$ 1,201,393

	June 30, 2011	December 31, 2010
Total assets:
Products, Services and Corporate	$ 26,509,006	$ 31,415,904
Operating rights	10,968,639	-
	$ 37,477,645	$ 31,415,904

NOTE 16 – OTHER INCOME

The following table presents information about the Company's other income for the three and six months ended June 30, 2011 and 2010:

	For the Three months ended June 30,		For the Six months ended June 30,
	2011	2010	2011	2010

Recovery of bad debts	$ -	$ -	$ 1,143,326	$ -
Others	226,017	29,563	236,320	29,563
	$ 226,017	$ 29,563	$ 1,379,646	$ 29,563

Provision for bad debts of $382,731 in accounts receivable and $760,595 in other receivables are reversed in March 2011 to the settlement of agreement signed by Changdu Huiheng and the major customer Jiancheng.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 17 – INCOME TAXES

Huiheng Medical, Inc. is a non-operating holding company. All of the Company’s income before income taxes and related tax expenses are from PRC sources. The Company's PRC subsidiaries file income tax returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

Income tax expense for six months ended June 30, 2011 and 2010 amounted to $326,059 and $313,782, respectively. For three months ended June 30, 2011 and 2010 amounted to $156,706 and $186,355, respectively.

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

A reconciliation of the expected income tax expense to the actual income tax expense for six months ended June 30, 2011 and 2010 are as follows:

	For the Six months ended June 30,
	2011	2010

Income before income taxes	$ 5,523,699	$ 1,297,070

Expected PRC income tax expense at statutory tax rate of 25%	1,380,925	324,268
Non-deductible expenses	(463,757)	149,030
Income tax exempted	(591,109)	(159,516)
Income tax expense	$ 326,059	$ 313,782

The PRC tax system is subject to substantial uncertainties and has been subject to recently enacted changes. The interpretation and enforcement of which are also uncertain. The Company remains open to examination by the major jurisdictions to which the Company is subject to, in this case, the PRC tax authorities.

No deferred tax liability has been provided as the amount is deemed immaterial.

The Company is not aware of any unrecorded tax liability which would impact the Company’s financial position or its results of operations as of June 30, 2011.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 18 – CONCENTRATION OF CREDIT RISK

Customers' concentrations

Customers accounting for 10% or more of the Group's net revenue for the six months ended June 30, 2011 and 2010 are as follows:
	2011	2010
	%	%
Customer A	52%	53%
Customer B	30%	35%
Customer C	N/A	11%

Two customers accounted for 82% and three customers accounted for 99% of revenue for the six months ended June 30, 2011 and 2010, respectively. These customers also accounted for 92% and 84% of accounts receivable as of June 30, 2011 and 2010, respectively. As a result, a termination in relationship with or a reduction in orders from any of these customers could have a material impact on the Company’s results of operations and financial condition.

Except as disclosed above, no other single customer accounted for 10% or more of the Group's net revenue for the periods ended June 30, 2011 and 2010.

Other credit risks

As of June 30, 2011, all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which were insured or collateralized. However, management believes those financial institutions are of high credit quality and has assessed the loss arising from the non-insured cash and cash equivalents from those financial institutions to be immaterial to the consolidated financial statements. Therefore, no loss in respect of the cash and cash equivalent were recognized as of June 30, 2011.

NOTE 19 - OPERATING LEASE COMMITMENTS

As of June 30, 2011, the total future minimum lease payments under non-cancellable operating leases in respect of premises, which were based on the closing rate as of June 30, 2011, are as follows:

For the year ended
December 31,
	2011	$ 148,526
	2012	297,053
	2013	297,053
	2014	297,053
	2015	297,053
	Thereafter	3,515,122
TOTAL		$ 4,851,860

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 20 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION

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

As of June 30, 2011 and December 31, 2010, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Company’s Consolidated Financial Statements, if any.

CONDENSED BALANCE SHEETS	June 30,	December 31,
	2011	2010
	(Unaudited)
Investments in subsidiaries	$ 32,217,815	$ 26,217,124
Total Assets	$ 32,217,815	$ 26,217,124

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Other payable	$ 81,000	$ 96,000
Total Current Liabilities	81,000	96,000

STOCKHOLDERS' EQUITY:
Total Stockholders' Equity	32,136,815	26,121,124
Total Liabilities and Stockholders' Equity	$ 33,217,815	$ 26,217,124

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 20 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION (…/Cont’d)

CONDENSED STATEMENT OF INCOME	For six months ended June 30,
	2011	2010

General and administrative expenses	$ (198,721)	$ (147,488)
Equity in income of subsidiaries	5,556,116	1,285,085
Net income	$ 5,357,395	$ 1,137,597

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

We currently sell our products primarily to a small number of hospital equipment distributors in China, who install our systems in hospitals or clinics.  We also offer comprehensive post-sales services for our medical equipment to our customers.  The service contracts are negotiated and signed independently and separately from the sales of medical equipment and are sold to our distributors, who, in turn, sell those services to their customers.    Our post-sales services include radioactive cobalt source replacement and disposal, medical expert training, clinical trial analysis, patient tumor treatment analysis, product maintenance, software upgrades, and consulting.  Due to the poor economy during the past years, there has been a decrease in the sales of our products and the majority of our total revenues is attributed to service contract revenue. In addition, in China, before our radiotherapy equipment may be installed, each hospital or clinic must obtain approval from the Ministry of Health and the local provincial government. The obligation to obtain approval from the Ministry of Health and the local provincial government is the responsibility of our customer, who is usually a third party hospital equipment financing company and who is a distributor of our equipment. As part of the application process, however, we will assist in responding to technical questions raised from time to time. Questions raised during the process can include ensuring that equipment has been approved by the SFDA, that the equipment meets the specifications stated and that the equipment has been properly installed. Because there is no standard application and approval procedure, the processing time for obtaining approval from the local provincial government will vary from province to province. Based on our prior experience the time from application to final installation of our radiotherapy equipment is as follows:

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

Our future research and development efforts will focus on developing an advanced magnetic resonance imaging (“MRI”) device and an industrial linear accelerator (“LINAC”) unit used for, among other things, preserving food through irradiation.  Currently we have temporarily suspended the development of these two projects due to the changing of market conditions and our lack of funding available for these projects.  We will pursue these projects pending availability of funding for future research and development.

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

The consideration of the acquisition of the medical equipment and operating rights were approximately $8.25 million (RMB 54,000,000) and settled by offsetting the accounts receivable from Jiancheng. The cost of medical accelerator systems and operating rights were based on the fair value estimated by an independent appraisal firm which amounted in the aggregate of $11,277,310.  The independent appraisal firm utilized the income approach to determine the fair value of the medical accelerator systems and operating rights acquired.

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

Acquisition information which translated at closing rate of March 30, 2011, is presented as follows:

Medical Center	Appraised Value	Purchase Price (US Dollars)
Dali 60 Military Hospital of China	$3,398,096	$2,290,671
Liaocheng Hospital of Traditional Chinese Medicine	1,806,763	$1,374,403
Heze Huici Hospital	3,573,154	$2,748,805
Lianyungang Shengan Hospital	2,499,297	$1,832,537
Total	$11,277,310	$8,246,416

RESULTS OF OPERATIONS

Comparison of three months ended June 30, 2011 and 2010

The following table sets forth certain information regarding our unaudited results of operation.

	Three Months Ended June 30
	2011	2010
Statements of Operations Data
Revenues	$1,760,963	$1,407,342
Cost of Revenues	499,690	201,494
Gross Profit	1,261,273	1,205,848
Operating Expenses
Sales and marketing expenses	85,487	60,098
General and administrative expenses	682,795	654,069
Research and development costs	87,722	21,498
Other income	338,885	106,174
Income from operation before income tax expenses	744,154	576,357
Income tax expenses	156,706	186,355
Net income before attribution to non-controlling interests	$587,448	$390,002

Operating Revenues

For the three months ended June 30, 2011, revenues amounted to $1,760,963, an increase of $353,621, or 25.1%, compared to $1,407,342 for the same period of the prior year.  This increase was mainly due to more revenue from services and the additional revenue from operating rights, which amounted to $102,509 for the three months ended June 30, 2011 compared to none for the three months ended June 30, 2010.  We did not recognize any revenue from product sale.

Revenues from product sales, services and operating rights are broken down below.

There was no revenue from product sales for the three months ended June 30, 2011, representing no change from the amount of product sales from the same period of the prior year.  No units were installed in the three months ended June 30, 2011 nor were any units installed in the three months ended June 30, 2010.  This lack of any unit installation was due primarily to the following factors: (i) the first two quarters of the year are typically the lowest season for our business (due partially to the Chinese New Year); and (ii) the unit sales process took longer than expected.

Revenues from services were $1.66 million for the three months ended June 30, 2011, representing an increase of $0.25 million, or 17.7%, compared to $1.41 million in revenue from services from the same period of the prior year.  This increase was mainly due to that we had two more service contracts during the first quarter of 2011 than what we did in the same period of the prior year.

On March 30, 2011, through our subsidiary Changdu Huiheng we acquired certain operating rights of four medical centers which operate with these medical accelerator systems in different hospitals providing radiotherapy treatment services. Pursuant to the operating rights, Changdu Huiheng will receive a percentage of net income derived from the radiotherapy services provided by each medical center. Further, we are not required to provide any services or resources under the operating rights. Revenues from operating rights were $102,059 for the three months ended June 30, 2011. No revenues from operating rights were received during the same period of the prior year.

Cost of Revenues

For the three months ended June 30, 2011, the total cost of revenues amounted to $499,690, an increase of $298,196, or 148%, compared to $201,494 for the same period of the prior year. This increase was mainly due to increased additional cost of revenue from service revenues and operating rights.

Gross Margin

As a percentage of total revenues, the overall gross margin decreased to 71.62% for the three months ended June 30, 2011 as compared with 85.68% for the same period in the prior year.  This decrease was due to service revenues having a higher gross margin than operating rights revenue.  There are certain costs associated with the operating rights including depreciation of the equipment and amortization of the operating rights.  Depreciation for the equipment for the three months period ended June 30, 2011 amounted to $20,201 and the amortization was $321,533. Operating rights income received for the three months period ended June 30, 2011 was only $102,059 which was not enough to cover the depreciation and amortization expenses, thus lowering the overall gross profit margin.  Revenues for the three months ended June 30, 2011 contains service and operating rights while they only contained service fee for the same period of the prior year.

 Operating Expenses

Sales and marketing expenses

Sales and marketing expenses mainly consist of salaries and related expenses for personnel engaged in sales, marketing and customer support functions and costs associated with advertising and other marketing activities.  Sales and marketing expenses were $85,487 for the three months ended June 30, 2011, an increase of $25,389, or 42.2%, compared with $60,098 for the same period of the prior year.  This increase in sales and marketing expenses resulted from more marketing activities in this period, compared with the same period of the prior year.

General and administrative expenses

General and administrative expenses amounted to $682,795 for the three months ended June 30, 2011, representing an increase of $28,726, or 4.4%, compared to $654,069 for the same period of the prior year.  The increase in general and administrative expenses primarily resulted from an increase in personnel expense.

Research and development expenses

Research and development expenses are comprised primarily of employee compensation, materials consumed and experiment expenses for specific new product research and development, and any expenses incurred for basic research for advanced technologies.  Research and development expenses were $87,722 for the three months ended June 30, 2011, an increase of $66,224, or 308%, compared to $21,498 in the same period of the prior year.  This significant increase was mainly due to the fact that the Company incurred more expenses related to research and development during the three months ended June 30, 2011, as we expect to launch our new products at the end of this year or early next year.

Other Income

Other income consists principally of government financial subsidies to Changdu Huiheng and equity in income of affiliate for the three months ended June 30, 2011, and totalled $338,885, representing an increase of $232,711, or 219%, compared to $106,174 for the same period of the prior year.  The Company received the tax refunds and subsidies, amounted to $226,017 for the three months ended June 30, 2011, compared to $29,563 for the same period of the prior year.

Income Tax Provision

For the three months ended June 30, 2011, the Company’s income tax provision was $156,706, compared to $186,355 for the same period of the prior year, representing a decrease of $29,649, or 15.9%.  The decrease in income tax was due to more income tax was exempted in the three months ended June 30, 2011 according to the local tax regulations, compared to the same period of the prior year.

Net Income Before Attribution to Non-controlling Interests

For the three months ended June 30, 2011, the Company’s net income before attribution to non-controlling interests amounted to $587,448, an increase of $197,446, or 50.6%, compared to $390,002 for the same period of the prior year.  This increase was attributable to (i) the increase of revenues from service and additional operating rights for the three months ended June 30, 2011 and (ii) the Company received the tax refunds for the three months ended June 30, 2011.

Comparison of six months ended June 30, 2011 and 2010

The following table sets forth certain information regarding our unaudited results of operation.

	Six Months Ended June 30
	2011	2010
Statements of Operations Data
Revenues	$3,424,857	$2,808,195
Cost of Revenues	777,827	297,926
Gross Profit	2,647,030	2,510,269
Operating Expenses
Sales and marketing expenses	176,710	122,221
General and administrative expenses	1,405,858	1,149,817
Research and development costs	113,114	36,838
Other income	4,572,351	95,677
Income from operation before income tax expenses	5,523,699	1,297,070
Income tax expenses	326,059	313,782
Net income before attribution to non-controlling interests	$5,197,640	$983,288

Operating Revenues

For the six months ended June 30, 2011, revenues amounted to $3,424,857, an increase of $616,662, or 22%, compared to $2,808,195 for the same period of the prior year.  This increase was primarily due to more revenue from services and the additional revenue from operating rights for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  We did not recognize any revenue from product sales.

Revenues from product sales, services and operating rights are broken down below.

There was no revenue from product sales for the six months ended June 30, 2011, representing no change from the amount of product sales from the same period of the prior year.  No units were installed in the six months ended June 30, 2011 nor were any units installed in the six months ended June 30, 2010.  This lack of any unit installation was due primarily to the following factors: (i) the first two quarters of the year is typically the lowest season for our business (due partially to the Chinese New Year); and (ii) the unit sales process took longer than expected.

Revenues from services were $3,216,283 for the six months ended June 30, 2011, representing an increase of $408,088, or 14.5% compared to $2,808,195 in revenues from services from the same period of the prior year.  This increase was mainly due to that we had two more service contracts during the six months of 2011 than what we did in the same period of the prior year.

On March 30, 2011, through our subsidiary Changdu Huiheng we acquired certain operating rights of four medical centers which operate with these medical accelerator systems in different hospitals providing radiotherapy treatment services. Pursuant to the operating rights, Changdu Huiheng will receive a percentage of net income derived from the radiotherapy services provided by each medical center. Further, we are not required to provide any services or resources under the operating rights. Revenues from operating rights were $208,574 for the six months ended June 30, 2011. No revenues from operating rights were received during the same period of the prior year.

Other Income

Other income consists principally of government financial subsidies to Changdu Huiheng, reverse of bad debt provision and equity in income of affiliate for the six months ended June 30, 2011, and totalled $4,572,351, representing an increase of $4,476,674, compared to $95,677 for the same period of the prior year. This significant increase was due to the following factors: 1) the Company received tax refunds or subsidies for the six months ended June 30, 2010 amounted to $236,320; 2) provision for bad debts of $382,731 in accounts receivable and $760,595 in other receivables are reversed during the period due to the settlement of agreement signed by Changdu Huiheng and the major customer Jiancheng; and 3)the company received a gain of $3,019,137 on the acquisition of the equipment and operating rights. The Company did not receive a similar payment for the six months ended June 30, 2010.

Revenue Backlog

Revenue backlog represents the total amount of unrecognized revenue associated with existing purchase orders for our products.  Any deferral of revenue recognition is reflected in an increase in backlog as of the end of that period.  The backlog June 30, 2011 amounted to $9.13 million, representing a decrease of 2.69 million or 23%, compared to $11.82 million as of June 30, 2010.  The backlog has decreased but remained in place in large part due to the newly installation in the last quarter of 2010 and regulatory approval delays concerning clients’ facility preparation as necessary to install our products, which caused some of the units to stay in our backlog longer than we expected.  Subject to any further delays in obtaining regulatory approval, we anticipate that the installation of the first SGS-I in Peru will be completed by the end of 2011.

The purchase orders are not cancellable and are subject to certain conditions, including but not limited to, customers obtaining regulatory approval from their local government for our products.  Notwithstanding, we expect the purchase orders comprising the revenue backlog to be installed during 2011.

Below is a summary of our revenue backlog broken down by product, unit price, quantity and total amount owed as of June 30, 2011, based on an exchange rate of 6.4635 RMB per dollar:

Products	Unit Price (RMB)	Quantity	Total Amount (RMB)	Value of Backlog (USD)
SGS-I	9,000,000	2	18,000,000	2,784,868.88
SGS-I	14,000,000	1	14,000,000	2,166,009.13
SGS-I	14,000,000	1	14,000,000	2,166,009.13
LINAC	6,500,000	2	13,000,000	2,011,294.19
Total		6	59,000,000	9,128,181.33

Cost of Revenues

For the six months ended June 30, 2011, the total cost of revenues amounted to $777,827, an increase of $479,901, or 161%, compared to $297,926 for the same period of the prior year.  This increase was due to increased additional cost of revenue from service revenues and operating rights.

Gross Margin

As a percentage of total revenues, the overall gross margin decreased to 77% for the six months ended June 30, 2011 as compared with 89% for the same period in the prior year.  This decrease was due to service revenues having a higher gross margin than operating rights revenue.  There are certain costs associated with the operating rights including depreciation of the equipment and amortization of the operating rights.  Depreciation for the equipment for the six months period ended June 30, 2011 amounted to $26,736 and the amortization was $425,544.  Operating rights income received for the six months period ended June 30, 2011 was only $208,574 which was not enough to cover the depreciation and amortization expenses, thus lowering the overall gross profit margin.  Revenues for the six months ended June 30, 2011 contains service and operating rights while they only contained service fee for the same period of the prior year.

Operating Expenses

Sales and marketing expenses

Sales and marketing expenses mainly consist of salaries and related expenses for personnel engaged in sales, marketing and customer support functions and costs associated with advertising and other marketing activities.  Sales and marketing expenses were $176,710 for the six months ended June 30, 2011, an increase of $54,489, or 44.6%, compared with $122,221 for the same period of the prior year.  This increase in sales and marketing expenses resulted from more marketing activities in this period due to the new business, compared with the same period of the prior year.

General and administrative expenses

General and administrative expenses amounted to $1,405,858 for the six months ended June 30, 2011, representing an increase of $256,041, or 22.3%, compared to $1,149,817 for the same period of the prior year.  The increase in general and administrative expenses resulted from an increase in personnel expense and intangible asset amortization and fees paid to our legal counsel and auditors.

Research and development expenses

Research and development expenses are comprised primarily of employee compensation, materials consumed and experiment expenses for specific new product research and development, and any expenses incurred for basic research on advanced technologies.  Research and development expenses were $113,114 for the six months ended June 30, 2011, an increase of $76,276, or 207%, compared to $36,838 in the same period of the prior year.  This increase was mainly due to the fact that the Company incurred more expenses related to research and development during the six months ended June 30, 2011, as we expect to launch our new products at the end of this year or early next year.

Income Tax Provision

For the six months ended June 30, 2011, the Company’s income tax provision was $326,059, compared to $313,782 for the same period of the prior year, representing an increase of $12,277, or 3.9%.  The increase in income tax was due to the increase of income in the six months ended June 30, 2011, compared to the same period of the prior year.

Net Income Before Attribution to Non-controlling Interests

For the six months ended June 30, 2011, the Company’s net income before attribution to non-controlling interests amounted to $5,197,640, an increase of $4,214,352, or 429%, compared to $983,288 for the same period of the prior year. This increase was attributable to (i) the increase of revenues from service and operating rights in the six months ended June 30, 2011; (ii) the Company’s reversal of $1,143,326 allowance provided for doubtful accounts for the period of the prior year and (iii) the company recognized a gain of $3,019,137 on the acquisition of the equipment and operating rights.

Comprehensive Income

For the six months ended June 30, 2011, the Company’s other comprehensive income, which reflects the change in foreign currency translations on net income, amounted to a gain of $5,874,008, a difference of $4,718,513 compared to a gain of $1,155,495, for the same period of the prior year. The increase was due to a gain on the acquisition of equipment and operating rights and an increase in net income and foreign currency translation adjustments over the period.

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

As of June 30, 2011, the company had total assets of $37,477,645.  Our cash was $118,338, accounts receivable were $13,932,537, prepayment and other receivables were $4,208,771 and inventories were $3,689,060.  Working capital was approximately $7,009,519.  The current ratio was approximately 2.54. The quick ratio was approximately 1.73.

Net cash used in operating activities totalled $583,097 for the six months ended June 30, 2011, an increase of $390,646 from $192,451 for the prior year.  This increase resulted primarily from the following changes in the operating assets and liabilities:

           •           $1,284,185 increase in accounts receivables;

           •           $856,778 increase in inventories;

           •           $141,771 increase in prepayments and other receivables;

           •           $113,590 decrease in accounts payable;

           •           $322,873 decrease in tax payable; and

           •           $616,065 increase in accrued expenses and other current liabilities;

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

The delay in receipt of customer payments places pressure on our working capital requirements.  In particular, our two major customers (“Customer A” and “Customer B”) collectively accounted for 82% and 88% of our revenues for the period ended June 30, 2011 and 2010.  During the period ended June 30, 2011, Customer A paid approximately $0.2 million on its accounts receivable and as of June 30, 2011 had an outstanding balance of approximately $9 million  (with provision for bad debts of approximately $0.2 million).  Of Customer A’s outstanding accounts receivable balance as of June 30, 2011, 8% related to the providing of services and 92% related to product sales.  During the period ended June 30, 2011, Customer B paid approximately $1.6 million on its accounts receivable and as of June 30, 2011 had an outstanding balance of $3.7 million, (with provision for bad debts of approximately $0.3 million).  Of Customer B’s outstanding accounts receivable balance, 100% related to the providing of services.  Although we do not yet have an exact payment schedule or a written collection policy, we seek to collect on these outstanding accounts receivables by reviewing our customers’ business operations and financial situation, and having meetings and paying regular visits to our customers and their customers to seek payment on our accounts.  Due to these efforts, and our prior positive history with our customers, we are confident that we will collect our accounts receivable owed by these customers.  In addition, although legal action is available, the duration and outcome of litigation is inherently uncertain, particularly in the PRC, where the civil justice system continues to evolve.

The increase in prepayments and other receivables was attributed primarily to an increase in payments made to our manufacturing suppliers for parts and services needed to manufacture the radiotherapy units that comprise our backlog.

Net cash (used in)/provided by investing activities was $33,552 and $86,478 for the six months ended June 30, 2011 and 2010, respectively.  The cash used in investing activities was primarily used to purchase equipment.

Cash flows from financing activities both amounted to nil for the six months ended June 30, 2011 and 2010.

Off-Balance Sheet Arrangements

As of June 30, 2011, we had no off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K promulgated by the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As reported on Form 10-K for the year ended December 31, 2010, as amended, management has determine our internal controls over financial reporting were not effective as of December 31, 2010. Further, we were late in filing our Form 10-Q for the quarter ended March 31, 2011 and a Form 8-K reporting the repurchase of certain medical accelerator systems and related operating rights.  As a result, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this quarterly report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

To the best of management’s knowledge, the Company has not been involved in any legal proceedings.

Item 1A.  Risk Factors

Not Applicable.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No	Description
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
* to be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUIHENG MEDICAL, INC.

Date: August 23, 2011	By:	/s/ Hui Xiaobing
Hui Xiaobing
Chief Executive Officer
(Principal Executive Officer)

Date: August 23, 2011	By:	/s/ Richard Shen
Richard Shen
Chief Financial Officer
(Principal Accounting and Financial Officer)