Form 10-K/A
period 2010-12-31
HUIHENG MEDICAL, INC.
filed 2011-08-30
CIK 1353972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 2)

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

 EXPLANATORY NOTE

This Amendment No. 2 to Form 10-K for the year ended December 31, 2010 is being made to respond to certain comments received from the Staff of the Securities and Exchange Commission.  Except as stated herein, this amendment No. 2 to Form 10-K does not reflect events or transactions occurring after such filing date or modify or update those disclosures contained in Amendment No. 1 to Form 10-K

PART III

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

Name and Address of Beneficial Owner (Includes Management)	Shares Owned Beneficially	Percentage Ownership
Hui Xiaobing (1)	11,750,000	83.75%

Huang Jian	0	*

Richard Shen	0	*

Cui Zhi	0	*

Tang Shucheng	0	*

Li Daxi	20,000(2)	*

All Officers & Directors as a Group (6 people)	11,770,000	83.8%
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

Name and Address	Shares of Series A Preferred Beneficially Owned	Percentage Ownership	Shares of Common Stock Issuable on Conversion

Genesis Capital Advisors LLC 546 Fifth Ave., 5th Floor New York, NY 10036	11,237	5.32%	118,036

Platinum Partners Value Arbitrage Fund, L.P. (1) 152 West 57th St. New York, NY 10019	65,317	30.9%	686,103

Kenneth Greif (2) 240 Maple Street Englewood, NJ 07631	26,667	12.61%	280,116

Atlas Master Fund, Ltd. (3) 135 East 57th St. New York, NY 1002	20,116	9.52%	211,302

Sherleigh Associates Inc. . Profit Sharing Plan 80 Columbus Circle PH 76A New York, NY 10023	15,663	7.41%	164,527

Hanover Overseas Fund/ OHL Ltd. Level 2, 20 Augustus Terrace Parnell, Auckland 1142 New Zealand	15,663	7.41%	164,527

Orion KF Partners 11990 San Vicente Blvd. Ste 200 Los Angeles, CA 90049	15,663	7.41%	164,527
(1)   Mark Nordlicht exercise voting and investment control over the shares of Series A Preferred Stock held by Platinum Partners Value Arbitrage Fund, L.P.
(2)   Includes 6,667 shares held in the name of Greif China PE, LLC of which Mr. Grief exercise voting control and investment control.
(3)   Scott Schroeder exercises voting and investment control over the shares of Series A Preferred Stock held by Atlas Master Fund, Ltd.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 5 for this information.

Item 15.   Exhibits, Financial Statements and Schedules.

(b) Exhibits:

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

Huiheng Medical, Inc.,
a Nevada corporation

Date: August 26, 2011                                                                           By:  /s/ Hui Xiaobing
        Hui Xiaobing
        Chief Executive Officer (Principal Executive Officer)

Date: August 26, 2011                                                                           By:  /s/ Richard Shen
        Richard Shen
        Chief Financial Officer (Principal Financial &
        Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Hui Xiaobing Hui Xiaobing	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	August 26, 2011

/s/ Huang Jian Huang Jian	Director	August 26, 2011

/s/ Li Daxi Li Daxi	Director	August 26, 2011

/s/ Richard Shen Richard Shen	Chief Financial Officer (Principal Financial and Accounting Officer)	August 26, 2011