Form 10-Q/A
period 2011-03-31
HUIHENG MEDICAL, INC.
filed 2011-08-30
CIK 1353972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment Number 1)

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

Explanatory Note.  The Company is filing this amendment number 1 to Form 10-Q for the quarterly period ended March 31, 2011 to file as exhibits agreements related to Changdu Huiheng's acquisition from its major customer, Jiancheng, medical accelerator systems and the operating rights at four medical centers.

Item 6.  Exhibits

Exhibit No	Description

10.8	Transfer Agreement – Sheng’an Hospital in Lianyungang

10.9	Transfer Agreement – Dali 60 Hospital

10.10	Transfer Agreement – Huici Hospital in Heze

10.11	Transfer Agreement – Liaocheng Hospital

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

___________________________

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