Form 10-Q/A
period 2011-03-31
HUIHENG MEDICAL, INC.
filed 2011-10-20
CIK 1353972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment Number 2)

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

Explanatory Note.   The Company is filing this amendment number 2 to Form 10-Q for the quarterly period ended March 31, 2011 to file as exhibits revised English translations of agreements related to Tibet Changdu Huiheng Development Ltd.’s acquisition from its major customer, Shenzhen Jiancheng Investment Ltd., medical accelerator systems and the operating rights at four medical centers.

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

HUIHENG MEDICAL, INC.

Date: October 13, 2011	By:	/s/ Hui Xiaobing
Hui Xiaobing
Chief Executive Officer
(Principal Executive Officer)

Date: October 13, 2011	By:	/s/ Richard Shen
Richard Shen
Chief Financial Officer
(Principal Accounting and Financial Officer)