Form 10-Q
period 2011-09-30
HUIHENG MEDICAL, INC.
filed 2011-11-21
CIK 1353972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

As of November 15, 2011, there were 14,030,637 shares of the issuer’s $0.001 par value common stock issued and outstanding.

HUIHENG MEDICAL, INC.

FORM 10-Q INDEX

- i -

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

- ii -

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN US DOLLARS)

ASSETS	September 30, 2011	December 31,
	(Unaudited)	2010
CURRENT ASSETS:
Cash	$243,044	$294,542
Accounts receivable	4,815,787	8,130,681
Prepaid expenses	2,502,045	2,743,602
Other receivables, net of allowance for doubtful accounts of nil and $757,576 as of September 30, 2011 and December 31, 2010, respectively	149,438	109,519
Inventories	3,882,478	2,832,282
Total Current Assets	11,592,792	14,110,626

ACCOUNTS RECEIVABLE, net of allowance for doubtful accounts of
$1,107,400 and $1,451,364 as of September 30, 2011 and December 31, 2010, respectively	10,838,256	11,617,798
PREPAID EXPENSES, net of current portion	1,033,419	1,216,841
INVESTMENT IN AFFILIATE	278,597	137,032
PROPERTY, PLANT AND EQUIPMENT, NET	3,364,312	2,419,348
LAND USE RIGHT, NET	969,801	952,057
INTANGIBLE ASSETS, NET	9,086,618	962,202
Total Assets	$37,163,795	$31,415,904

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,078,984	$1,266,774
Due to related parties	398,428	385,025
Income tax payable	758,379	974,328
Accrued liabilities and other payables	2,722,285	1,740,226
Total Current Liabilities	4,958,076	4,366,353

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; Designated 300,000 shares of Series A convertible preferred stock; 211,390 shares issued and outstanding with liquidation preference of $7,927,125 at September 30, 2011 and December 31, 2010	211	211
Common stock, $0.001 par value; 74,000,000 shares authorized; 23,730,637 shares issued and 14,030,637 shares outstanding at September 30, 2011 and December 31, 2010	23,731	23,731
Treasury stock, 9,700,000 common shares, at cost	(9,700)	(9,700)
Additional paid-in capital	7,498,086	7,498,086
Statutory surplus reserve	2,398,890	1,676,867
Retained earnings	17,814,588	14,298,693
Accumulated other comprehensive income	3,713,600	2,633,236
Total Huiheng's stockholders' equity	31,439,406	26,121,124
Non-controlling interests	766,313	928,427
Total Stockholders' Equity	32,205,719	27,049,551
Total Liabilities and Stockholders' Equity	$37,163,795	$31,415,904

See accompanying notes to the consolidated financial statements. (Unaudited)

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN US DOLLARS)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

REVENUES	$2,513,959	$1,414,987	$5,938,816	$4,223,182
COST OF REVENUES	940,611	207,872	1,718,438	505,798
GROSS PROFIT	1,573,348	1,207,115	4,220,378	3,717,384

OPERATING EXPENSES:
Sales and marketing expenses	100,739	81,375	277,449	203,596
General and administrative expenses	732,110	776,015	2,137,968	1,925,832
Research and development costs	112,477	24,955	225,591	61,793
Total Operating Expenses	945,326	882,345	2,641,008	2,191,221
OPERATING INCOME	628,022	324,770	1,579,370	1,526,163

OTHER INCOME / (EXPENSES):
Other income	404,094	38,891	1,783,740	68,454
Interest income	147	83	359	187
Gain on business acquisition	-	-	-	21,508
Gain on the acquisition of equipment and operating rights	-	-	3,019,137	-
Impairment loss on the acquisition of equipment and operating rights	(1,941,949)	-	(1,941,949)	-
Equity in (loss)/income of affiliate	(38,774)	(40,391)	134,582	4,111
Total Other Income / (expenses)	(1,576,482)	(1,417)	2,995,869	94,260

NET INCOME/(LOSS) BEFORE INCOME TAXES	(948,460)	323,353	4,575,239	1,620,423
INCOME TAXES	203,237	149,390	529,296	463,172

NET INCOME/(LOSS) BEFORE ATTRIBUTION OF NON-CONTROLLING INTERESTS	(1,151,697)	173,963	4,045,943	1,157,251

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	32,220	92,149	191,975	246,458

NET INCOME/(LOSS) ATTRIBUTABLE TO HUIHENG’S SHAREHOLDERS	$(1,119,477)	$266,112	$4,237,918	$1,403,709

EARNINGS/(LOSS) PER SHARE
- Basic	$(0.08)	$0.02	$0.30	$0.10

- Diluted	$(0.08)	$0.02	$0.26	$0.09

Weighted Common Shares Outstanding
- Basic	14,030,637	13,969,376	14,030,637	13,946,777

- Diluted	14,030,637	16,251,113	16,251,113	16,251,113

See accompanying notes to the consolidated financial statements.  (Unaudited)

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(IN US DOLLARS)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income/(loss)	$(1,151,697)	$173,963	$4,045,943	$1,157,251

Other comprehensive income
Foreign currency translation gain	433,157	353,065	1,109,525	525,272

Comprehensive income/(loss)	$(718,540)	$527,028	$5,155,468	$1,682,523

Less: Comprehensive loss attributable to non-controlling interests	(21,131)	(80,170)	(162,814)	(227,862)

Comprehensive (loss)/income attributable to Huiheng's shareholders	$(697,409)	$607,198	$5,318,282	$1,910,385

See accompanying notes to the consolidated financial statements. (Unaudited)

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)
(IN US DOLLARS)

	Series A Preferred Stock		Common Stock		Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Statutory Surplus Reserve	Retained Earnings	Accumulated Other Comprehensive Income	Total Huiheng's Stockholders' Equity	Non-controlling Interest	Total Stockholders’ Equity

Balance, December 31, 2010	211,390	$211	23,730,637	$23,731	(9,700,000)	$(9,700)	$7,498,086	$1,676,867	$14,298,693	$2,633,236	$26,121,124	$928,427	$27,049,551

Net income / (loss)	-	-	-	-	-	-	-	-	4,237,918	-	4,237,918	(191,975)	4,045,943

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	1,080,364	1,080,364	29,161	1,109,525

Contribution from non-controlling shareholders of subsidiary	-	-	-	-	-	-	-	-	-	-	-	700	700

Appropriation of statutory surplus reserve	-	-	-	-	-	-	-	722,023	(722,023)	-	-	-	-

Balance, September 30, 2011	211,390	$211	23,730,637	$23,731	(9,700,000)	$(9,700)	$7,498,086	$2,398,890	$17,814,588	$3,713,600	$31,439,406	$766,313	$32,205,719

See accompanying notes to the consolidated financial statements.  (Unaudited)

HUIHENG MEDICAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (IN US DOLLARS)

	For The Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income before attribution of non-controlling interests	$4,045,943	$1,157,251
Net loss attributable to non-controlling interests	191,975	246,458
Total Huiheng's net income	4,237,918	1,403,709
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation of property, plant and equipment	231,127	184,514
Loss on write off of fixed assets	27,833	-
Amortization of land use right	15,145	14,442
Amortization of intangible assets	832,583	65,276
Recovery of bad debts	(1,143,326)	-
Equity in income of affiliate	(134,582)	(4,111)
Gain on acquisition of subsidiary	-	(21,508)
Gain on the acquisition of the equipment and operating rights	(3,019,137)	-
Impairment loss on the acquisition of the equipment and operating rights	1,941,949	-
Non-controlling interests	(191,975)	(246,458)
Changes in assets and liabilities:
Accounts receivable	(3,005,691)	(838,889)
Prepaid expenses	424,979	(364,706)
Other receivables	(42,181)	135,601
Inventories	(1,050,196)	(962,102)
Accounts payable	(187,790)	(136,075)
Income tax payable	(215,949)	362,093
Accrued liabilities and other payables	982,059	(122,915)
Net cash used in operating activities	(297,234)	(531,129)

Cash flows from investing activities:
Purchase of property, plant and equipment	(456,891)	(23,137)
Advance from related party	-	90,000
Net cash (used in) / provided by investing activities	(456,891)	66,863

Net decrease in cash	(754,125)	(464,266)
Effect on change of exchange rates	702,627	447,710
Cash as of January 1	294,542	84,962
Cash as of September 30	$243,044	$68,406

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income tax paid	$775,120	$114,576
Non-Cash Investing and Financing Transactions:
Acquisition of medical equipment and certain operating rights from a customer in lieu of outstanding accounts and other receivables	$8,246,415	$-

See accompanying notes to the consolidated financial statements.  (Unaudited)

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 1 - ORGANIZATION AND OPERATIONS

Huiheng Medical, Inc. (“the Company” or “Huiheng”), formerly known as Mill Basin Technologies, Limited (“Mill Basin”), is a China-based medical device company that, through its subsidiaries, designs, develops and markets radiation therapy systems used for the treatment of cancer. The Company is a Nevada holding company and conducts all of its business through operating subsidiaries in the Peoples Republic of China (“PRC”) and a subsidiary in the US (Portola Medical, Inc), which holds the rights to certain patents.

The Company's common stock is quoted on the Over-the-counter Bulletin Board ("OTCBB") market and traded under the symbol "HHGM".

Acquisition of Medical Accelerator Systems and Operating Right of Medical Centers

On March 30, 2011, a subsidiary of the Company, Tibet Changdu Huiheng Development Co., Ltd. (“Changdu Huiheng”) acquired from its major customer, Shenzhen Jiancheng Investment Co., Ltd. (“Jiancheng”), medical equipment, specifically, medical accelerator systems and certain operating rights for which Jiancheng owns in four medical centers which utilize these medical accelerator systems. The medical centers are located in different hospitals in the PRC and provide radiotherapy treatments to local patients utilizing the services of these medical accelerator systems which are operated by the medical centers. Such operating rights give Changdu Huiheng the right to share in the net income. The operating rights of medical centers last for seven to ten years from the date of acquisition.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 1 - ORGANIZATION AND OPERATIONS (…/Cont’d)

Establishment of new subsidiary

On September 9, 2011, the subsidiary of the Company, Allied Moral Holdings Limited ("Allied Moral "), entered into an agreement with Intact Medical Corporation (“Intact”), a Delaware corporation, and BMG Diamond Holdings Limited (“BMG”), a company incorporated under the laws of British Virgin Islands, to establish a new subsidiary, H & I Medical China Limited ("H & I"), incorporated in the British Virgin Islands for the purpose of developing, manufacturing and selling the Intact Breast Lesion Excision System primarily in China.

The authorized shares of H & I consists of 2,000 shares of Common Stock, 300 non-voting series A preferred shares and 700 non-voting series B preferred shares with a par value $0.001 per share. As of September 30, 2011, 1,000 common stock and 1,000 preferred shares were issued and outstanding. Under the Agreement, Allied Moral invested 650 shares of common stock and 650 shares of series B preferred shares in H & I at $1 per share with the total consideration of $1,300.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain reclassifications have been made to the financial statement presentations as of September 30, 2011 and for the year ended to correspond to the current year’s format.  Total equity and net income are unchanged due to these reclassifications.

Basis of Presentation

The consolidated financial statements include all accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they may not include all of the information and footnotes required by GAAP for complete consolidated financial statements. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the consolidated financial statements have been included. Nevertheless, these consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in its Annual Report on Form 10-K/A for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on June 30 and August 30, 2011. The results of operation for the nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

Summary of significant accounting policies

Estimates

The preparation of the financial statements in accordance with US GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the years. Significant items subject to such estimates and assumptions include the recoverability of the carrying amount and the estimated useful lives of long-lived assets; valuation allowances for receivables, realizable values for inventories and provision of impairment on intangible assets. Actual results could differ from those estimates in consolidation.

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts, sales returns, trade discounts and value added tax. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company performs ongoing credit evaluations of its customers' financial conditions, taking into consideration the age of past due accounts and an assessment of the customers' ability to pay. The Company provided an allowance of $1,107,400 and $1,451,364 for doubtful accounts as of September 30, 2011 and December 31, 2010, respectively.

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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of, if any, are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. At September 30, 2011 and December 31, 2010, the Company determined that there were $1,941,949 and  nil impairment loss respectively.

Fair value of financial instruments

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

Fair value of financial instruments (…/Cont’d)

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

There was no asset or liability measured at fair value on a non-recurring basis as of September 30, 2011 and December 31, 2010.

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

Revenue recognition (…/Cont’d)

(i)        Sales of medical equipment (../Cont’d)

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

Government tax refund

Pursuant to a tax incentive policy provided by the Tibet Finance Bureau, Tibet Changdu Huiheng Development Co., Ltd (“Changdu Huiheng”), a subsidiary of the Company, is eligible for the following tax refunds for five (5) consecutive years commencing from September 2006:

(i)       Annual income tax payment in excess of $141,000 (RMB 900,000) will be refundable.
(ii)      31% of business tax payments will be refunded if annual business tax payment in excess of $157,000 (RMB 1.0 million)
(iii)     38.75% of VAT payments will be refunded if annual VAT payment in excess of $235,000 (RMB 1.5 million).

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

Research and development costs

Research and development costs are charged to expense as incurred. Research and development costs mainly consist of salary for the research and development staff and material costs for research and development. The Company incurred $225,591 and $61,793 for the nine months ended September 30, 2011 and 2010, respectively. For the three months ended September 30, 2011 and 2010, research and development costs were $112,477 and $24,955, respectively.

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

Summary of significant accounting policies (…/Cont'd)

Foreign currency translation

Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the period. The related transaction adjustments are reflected in "Accumulated other comprehensive income/(loss)" in the equity section of the consolidated balance sheet.

	September 30, 2011	September 30, 2010	December 31, 2010
As of period ended RMB :USD exchange rate	6.3780	6.6912	6.6000
Average period for the 9 months ended
RMB :USD exchange rate	6.4828	6.7985	-
Average period for the 3 months ended
RMB :USD exchange rate	6.3973	6.7579	-

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

The Company has elected to use the calculated value method to account for the options issued in 2009. The Company used its historical closing price of September 30, 2011 to estimate volatility. Using the Black-Scholes-Merton option pricing model, management has determined that the options issued in 2009 have a calculated value of $0.7029 per share. Total compensation cost associated with these options was $14,049 over the three-year service period that began on the grant date. Compensation cost for the nine months ended September 30, 2011 and 2010 was $3,513 and $3,513 respectively; and for the three months ended September 30, 2011 and 2010 was $1,171 and $1,171, respectively. Such amount had not been recorded as it was considered immaterial.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

Summary of significant accounting policies (…/Cont'd)

Share-based compensation (…/Cont’d)

The assumptions used and the weighted average calculated value of options are as follows for the nine months ended September 30, 2011:

Risk-free interest rate	1.88%
Expected dividend yield	-
Expected volatility	288.67%
Expected life in years	3.4
Service period in years	3
Weighted average calculated value of options granted	$1.3189

The following is an analysis of options to purchase shares of the Company’s stock issued and outstanding as of September 30, 2011:

		Weighted Average
	Options	Price

Options granted on June 6, 2009	30,000	$5
Exercised	-
Expired/cancelled	-
Options outstanding, as at December 31, 2010	30,000
Granted	-
Exercised	-
Expired/cancelled	-
Options outstanding, as at September 30, 2011	30,000

As of September 30, 2011, options for 20,000 shares at a weighted average exercise price of $5.00 were vested and exercisable. These options have a weighted average remaining contractual term of 0.5 year. Compensation cost of approximately $2,342 had not yet been recognized on non-vested awards. The weighted average period over which it is expected to be recognized is 0.5 year.

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

Earnings/(Loss) per share

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

The following table sets forth the computation of basic and diluted net income/(loss) per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Net income attributable to
Huiheng’s shareholders	$(1,119,477)	$266,112	$4,237,918	$1,403,709

Weighted average outstanding
shares of common stock	14,030,637	13,969,376	14,030,637	13,946,777
Dilutive effect of Convertible
Preferred Stock	- *	2,281,737	2,220,476	2,304,336
Diluted weighted average
outstanding shares	14,030,637	16,251,113	16,251,113	16,251,113

Earnings per common share:
Basic	$(0.08)	$0.02	$0.30	$0.10
Diluted	$(0.08)	$0.02	$0.26	$0.09

* Net loss for the period, preferred stock and other dilutive common stock equivalents are anti-dilutive and are excluded from computation.

For the nine months ended September 30, 2011, the stock option plan granted in June 2009 to purchase 30,000 common shares were not included in diluted earnings per share because the effect would be anti-dilutive.

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

Impact of new accounting standards (…/Cont’d)

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350):  Testing Goodwill for Impairment, (“ASU 2011-08”), which amends current guidance to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The amendment also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. We do not expect that the adoption of ASU 2011-08 will have a material impact on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - ACQUISITION OF MEDICAL ACCELERATOR SYSTEMS AND OPERATING RIGHTS

On March 30, 2011, in order to settle a long outstanding accounts receivable, a subsidiary of the Company, Changdu Huiheng acquired from its major customer, Jiancheng, medical equipment, specifically, medical accelerator systems and the operating rights of four medical centers which utilize these medical accelerator systems. The medical centers are located in different hospitals in the PRC and provide radiotherapy treatments to local patients. Changdu Huiheng will share a percentage of net income with the hospitals from each medical center effective January 1, 2011 for one medical center and March 30, 2011 for three medical centers.

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

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 3 - ACQUISITION OF MEDICAL ACCELERATOR SYSTEMS AND OPERATING RIGHTS (…/Cont’d)

Acquisition information which translated at closing rate of March 30, 2011 is presented as follows:

Name of hospital	Contractual period	Value of medical accelerator systems	Value of operating Rights	Total
Dali 60 Military Hospital of China	93 months	$-	$3,398,096	$3,398,096
Liaocheng Hospital of Traditional
Chinese Medicine	84 months	283,713	1,523,050	1,806,763
Heze Huici Hospital	108 months	193,691	3,379,463	3,573,154
Lianyungang Shengan Hospital	116 months	172,834	2,326,463	2,499,297
Total		$650,238	$10,627,072	$11,277,310

On September 30, 2011, the Company reviewed the carrying value of the acquired medical accelerator systems and operating rights and found that there was an indication of impairment on the operating rights due to the actual profit sharing from January to September was lower than the projected income adopted in valuation report by the third party. As a result, based on the changes of the projected income, and subject to the assessment, review and approval by management, the Company wrote down the operating rights as of September 30, 2011, which would result in an impairment loss of approximately $1.94 million.

NOTE 4 – CASH

Cash represents cash in bank and cash on hand. Cash consists of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)

Bank balances	$237,569	$291,787
Cash	5,475	2,755
	$243,044	$294,542

Cash is classified by geographical areas is set out as follows:

	September 30, 2011	December 31, 2010
	(Unaudited)

The PRC	$224,000	$269,904
Hong Kong	19,044	24,638
	$243,044	$294,542

Renminbi is not a freely convertible currency and the remittance of funds out of the PRC is subject to the exchange restrictions imposed by the PRC government.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 5 – INVENTORIES

Inventories consist of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)

Raw materials	$328,116	$578,071
Work-in-progress	3,554,362	2,254,211
	$3,882,478	$2,832,282

Final assembly of our products, including installation of radioactive source materials, is conducted on site at our customers' locations. Our products are not considered to be finished good (available for sale in the normal course of business) until such time as the source material is installed in the units.

NOTE 6 – PREPAID EXPENSES

At September 30, 2011 and December 31, 2010, prepaid expenses consisted of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)

Advances made to suppliers and other prepaid expenses	$2,141,430	$2,452,693
Prepaid expenses for purchasing "Huiheng" Logo	59,580	-
Construction in progress paid on behalf of landlord (a)
- current portion	301,035	290,909
	$2,502,045	$2,743,602

Non-current portion (a)	$1,033,419	$1,216,841

(a)
Under an agreement signed with the landlord, Shenzhen Hyper will make payment for the construction in progress of the building in advance on behalf the landlord. Meanwhile, Shenzhen Hyper signed a rental agreement with the landlord to rent the building for 20 years at about $25,000 (RMB160,000) per month. The balance of the amount due from the landlord will be used and amortized as rental expenses incurred by Shenzhen Hyper.

The expected amortization of construction in progress for the next five years and thereafter is as follows:

For the year ended
December 31,
2011 (three months)	$75,259
2012	301,035
2013	301,035
2014	301,035
2015	301,035
Thereafter	55,055
Total	$1,334,454

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 7 – OTHER RECEIVABLES

Other receivables, net, consisted of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)
Other receivables
- loan or advance to staff for business travelling	$75,095	$38,758
- utilities and rental deposits	1,568	1,515
- prepaid expenses made by director	3,136	3,030
- H&I Share capital consideration by non-controlling shareholders	700	-
- others (net of allowance for doubtful accounts of nil and $757,576)	68,939	66,216
	$149,438	$109,519

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)

Buildings and building improvements	$2,654,354	$2,565,072
Production equipment	1,176,483	702,900
Medical radiotherapy equipment	667,599	-
Furniture, fixture and office equipment	412,495	422,616
Motor vehicles	200,494	193,750
	5,111,425	3,884,338
Less: Accumulated depreciation	(1,747,113)	(1,464,990)
	$3,364,312	$2,419,348

For the nine months ended September 30, 2011 and 2010, depreciation expenses were $231,127 and $184,514, respectively. For the three months ended September 30, 2011 and 2010, depreciation expenses were $85,737 and $62,988, respectively.

During the nine months period ended September 30, 2011, a loss on write off of fixed assets of $27,833 was recorded since the first quarter of 2011. These were the office equipment acquired from Portola Medical Inc. in 2010.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 9 - LAND USE RIGHT

Land use right represents prepaid lease payments to the Local Government for land use right held for a period of 50 years from January 20, 2009 to December 26, 2058 in Wuhan, the PRC. Land use right is amortized using the straight-line method over the lease term of 50 years. The amortization expense for the nine months ended September 30, 2011 and 2010 were $15,145 and $14,442, respectively. The amortization expense for the three months ended September 30, 2011 and 2010 were $5,115 and $4,843, respectively.

NOTE 10 – INTANGIBLE ASSETS

Intangible net assets consisted of the following:

	Balance at December 31, 2010	Additions	Amortization Expense	Impairment Charge	Foreign Currency Transl Adj	Balance at September 30, 2011 (Unaudited)
Amortized intangible assets:

Patent technology in Shenzhen Hyper (a)	$718,452	$-	$(61,273)	$-	$20,030	$677,209

Patent technology in Portola Medical, Inc. (b)	243,750	-	(9,375)	-	-	234,375

Operating rights (c)	-	10,910,827	(761,935)	(1,973,858)	-	8,175,034

	$962,202	$10,910,827	$(832,583)	$(1,973,858)	$20,030	$9,086,618

(a)
Patent represents a patent technology for the production of a component of the radiation treatment system. Pursuant to the patent certificate, the patent is valid for 20 years from the application date, May 1999.

(b)	Patent acquired in Portola Medical, Inc. (“Portola”). Patent technology is utilized in the production of medical equipment and is amortized over its estimated useful life of 20 years.

(c)
Operating rights represents the contractual rights of receiving net income from four medical centers which utilize the medical accelerator systems owned by Changdu Huiheng, which have been acquired from Jiancheng on March 30, 2011. The operating rights were acquired from its major customer and are amortized over contractual periods ranging from 7 to 10 years. These operating rights are amortized over their contractual periods by straight-line method.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 10 – INTANGIBLE ASSETS (…/Cont’d)

For the nine months ended September 30, 2011 and 2010, amortization expenses amounted to $832,583 and $65,276, respectively. For the three months ended September 30, 2011 and 2010, amortization expenses amounted to $357,622 and $23,966, respectively. The expected amortization which was based on the closing rate as of September 30, 2011 for the next five years and thereafter is as follows:

	Patent technology in Portola Medical, Inc.	Patent technology in Shenzhen Hyper	Operating rights in Changdu Huiheng	Total
December 31,
2011	$3,125	$22,083	$266,260	$291,468
2012	12,500	88,332	1,065,037	1,165,869
2013	12,500	88,332	1,065,037	1,165,869
2014	12,500	88,332	1,065,037	1,165,869
2015	12,500	88,332	1,065,037	1,165,869
Thereafter	181,250	301,800	3,648,624	4,131,674
Total	$234,375	$677,211	$8,175,032	$9,086,618

NOTE 11 – ACCRUED LIABILITIES AND OTHER PAYABLES

At September 30, 2011 and December 31, 2010, accrued liabilities and other payables consisted of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)

Accrued expenses - operating	$321,695	$311,342
Accrued payroll and welfare	194,822	181,255
Value added tax, other taxes payable and surcharges	1,193,812	1,170,646
Customer deposits	1,011,956	76,983
	$2,722,285	$1,740,226

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 12 – NON-CONTROLLING INTEREST

Non-controlling interest included in the Company’s balance sheets as of September 30, 2011 and December 31, 2010 represents 25% of equity interest in Shenzhen Hyper and 35% of equity interest in H&I Medical China Limited.

The changes in non-controlling interest from January 1, 2011 to September 30, 2011 were as follows:

	September 30, 2011	December 31, 2010
	(Unaudited)

Balance at beginning period/year	$928,427	$1,111,027
Effect for the current period/year
- Net loss	(191,975)	(215,574)
- Foreign currency translation gain	29,161	32,974
Contribution from non-controlling shareholders of
H & I Medical China Limited	700	-
Balance at end of period/year	$766,313	$928,427

NOTE 13 – DUE TO RELATED PARTIES

A summary of related party payables at September 30, 2011 and December 31, 2010 is as follows:

Amounts due to related parties at September 30, 2011 and December 31, 2010 represent the remaining balance due, in an amount of $26,291 and $25,405 respectively, to a former shareholder of Allied Moral, a subsidiary of the Company, pursuant to the 2007 share redemption as well as advances related to the acquisition of Changdu Huiheng.

In June 2010, the cash consideration of $260,000 and related expenses amounting to $30,000 for acquiring the new subsidiary, Portola Medical Inc, were paid directly by the director, Hui Xiaobing on behalf of the Company. As of September 30, 2011, such director is owed $372,137.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 14 – STOCKHOLDERS' EQUITY

The Company has authorized 74,000,000 shares of Common stock for issuance. Prior to the share exchange in 2007, Mill Basin had 10,150,000 shares of its common stock outstanding. In contemplation of the share exchange, Mill Basin shareholders contributed 9,700,000 common shares to treasury, resulting in 450,000 shares of Mill Basin's common stock outstanding immediately prior to the share exchange. As of September 30, 2011 and December 31, 2010, 23,730,637 shares were issued of which 9,700,000 are deemed treasury shares contributed from Mill Basin's shareholders, and 14,030,637 shares outstanding.

The Company has authorized 1,000,000 shares of Preferred stock, with 300,000 shares designated as Series A convertible preferred stock. As of September 30, 2011 and December 31, 2010, 211,390 shares were issued and outstanding with a liquidation preference of $7,927,125.

Series A Conversion

There were no conversions of the Series A Preferred stock into common stock during nine months ended September 30, 2011.

Statutory surplus reserve

In accordance with PRC Company Law, all the companies incorporated in the PRC are required to appropriate at least 10% of the profit to the statutory surplus reserve. Appropriation to the statutory surplus reserve is based on profits arrived at under PRC accounting standards for business enterprises for each year, after offsetting any prior year's losses.

Appropriation to the statutory surplus reserve must be made before distribution of dividends to owners. The appropriation is required until the statutory surplus reserve reaches 50% of the equity. This statutory surplus reserve is not distributable in the form of cash dividends.

As of September 30, 2011, the Company established and segregated its retained earnings and the amount for the Statutory Surplus Reserve of $2,398,890.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 15 – SEGMENT REPORTING

The Group has three reportable segments: products, services and operating rights.

The following table presents information about the Company's operating segments for the three and nine months ended September 30, 2011 and 2010:

	For the Three months ended September 30,		For the Nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Products	$856,968	$-	$856,968	$-
Services	1,600,753	1,414,987	4,817,036	4,223,182
Operating rights	56,238	-	264,812	-
	$2,513,959	$1,414,987	$5,938,816	$4,223,182

	For the Three months ended September 30,		For the Nine months ended September 30,
	2011	2010	2011	2010
Operating income:
Products	$389,775	$(73,270)	$389,775	$(133,054)
Services	1,437,401	1,250,018	4,263,441	3,764,786
Operating rights	(288,198)	-	(531,904)	-
	1,538,978	1,176,748	4,121,312	3,631,732
Corporate expenses	(910,956)	(851,978)	(2,541,942)	(2,105,569)
Operating income	$628,022	$324,770	$1,579,370	$1,526,163

	September 30, 2011	December 31, 2010
Total assets:
Products, Services and Corporate	$28,369,034	$31,415,904
Operating rights	8,794,761	-
	$37,163,795	$31,415,904

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 16 – OTHER INCOME

The following table presents information about the Company's other income for the nine months ended September 30, 2011 and 2010:

	For the Three months ended September 30,		For the Nine months ended September 30,
	2011	2010	2011	2010

Recovery of bad debts	$-	$-	$1,143,326	$-
Others	404,094	38,891	640,414	68,454
	$404,094	$38,891	$1,783,740	$68,454

Provision for bad debts of $382,731 in accounts receivable and $760,595 in other receivables are reversed in March 2011 due to the settlement of agreement signed by Changdu Huiheng and the major customer Jiancheng.

NOTE 17 – INCOME TAXES

Huiheng Medical, Inc. is a non-operating holding company. All of the Company’s income before income taxes and related tax expenses are from PRC sources. The Company's PRC subsidiaries file income tax returns under the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

Income tax expense for nine months ended September 30, 2011 and 2010 amounted to $529,296 and $463,172, respectively. For three months ended September 30, 2011 and 2010 amounted to $203,237 and $149,390, respectively.

As Changdu Huiheng, Huiheng’s subsidiary, is located in the western area in the PRC and is within the industry specified by relevant laws and regulations of the PRC, the tax rate applicable to Changdu Huiheng is 15% since 2010.

Wuhan Kangqiao is a high-tech enterprise with operations in an economic-technological development area in the PRC. Therefore, the applicable tax rate is 25%.

Shenzhen Hyper is a high-tech manufacturing company located in the Shenzhen special economic region. Therefore, the applicable tax rate is also 15% since 2010. According to local tax regulation, Shenzhen Hyper is entitled to a tax-free period for the first two years, commencing from the first profit-making year and a 50% reduction in state income tax rate for the next six years.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 17 – INCOME TAXES (…/Cont’d)

A reconciliation of the expected income tax expense to the actual income tax expense for nine months ended September 30, 2011 and 2010 are as follows:

	For the Nine months ended September 30,
	2011	2010

Income before income taxes	$4,575,239	$1,620,423

Expected PRC income tax expense at statutory tax rate of 25%	1,143,810	405,106
Non-deductible expenses	528,168	268,881
Non-taxable income	(633,134)	-
Income tax exempted	(509,548)	(210,815)
Income tax expense	$529,296	$463,172

The Company’s effective income tax rate is 11.6% and 28.6% for the nine months ended on September 30, 2011 and 2010, respectively.

The PRC tax system is subject to substantial uncertainties and has been subject to recently enacted changes. The interpretation and enforcement of which are also uncertain. The Company remains open to examination by the major jurisdictions to which the Company is subject to, in this case, the PRC tax authorities.

No deferred tax liability has been provided as the amount is deemed immaterial.

The Company is not aware of any unrecorded tax liability which would impact the Company's financial position or its results of operations as of September 30, 2011.

NOTE 18 – CONCENTRATION OF CREDIT RISK

Customers' concentrations

Customers accounting for 10% or more of the Group's net revenue for the nine months ended September 30, 2011 and 2010 are as follows:
	2011	2010
	%	%
Customer A	53%	53%
Customer B	31%	35%
Customer C	N/A	11%

Two customers accounted for 84% and three customers accounted for 99% of revenue for the nine months ended September 30, 2011 and 2010, respectively. These customers also accounted for 93% and 88% of accounts receivable as of September 30, 2011 and 2010, respectively. As a result, a termination in relationship with or a reduction in orders from any of these customers could have a material impact on the Company’s results of operations and financial condition.  Except as disclosed above, no other single customer accounted for 10% or more of the Group's net revenue for the periods ended September 30, 2011 and 2010.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 18 – CONCENTRATION OF CREDIT RISK (…/Cont’d)

Other credit risks

As of September 30, 2011, all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which were insured or collateralized. However, management believes those financial institutions are of high credit quality and has assessed the loss arising from the non-insured cash and cash equivalents from those financial institutions to be immaterial to the consolidated financial statements. Therefore, no loss in respect of the cash and cash equivalent were recognized as of September 30, 2011.

NOTE 19 - OPERATING LEASE COMMITMENTS

As of September 30, 2011, the total future minimum lease payments under non-cancellable operating leases in respect of premises, which were based on the closing rate as of September 30, 2011, are as follows:

For the year ended
December 31,
2011 (three months)	$75,259
2012	301,035
2013	301,035
2014	301,035
2015	301,035
Thereafter	3,562,244
TOTAL	$4,841,643

NOTE 20 - COMMITMENTS

Pursuant to the Joint Venture Agreement with Intact and BMG, Huiheng will make an unsecured, non-interest bearing loan of $150,000 to Intact, which is to be repaid out of Intact’s distributions from H&I.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 21 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION

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

As of September 30, 2011 and December 31, 2010, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Company’s Consolidated Financial Statements, if any.

CONDENSED BALANCE SHEETS
	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Investments in subsidiaries	$31,545,406	$26,217,124
Total Assets	$31,545,406	$26,217,124

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued liabilities and other payables	$106,000	$96,000
Total Current Liabilities	106,000	96,000

STOCKHOLDERS' EQUITY:
Total Stockholders' Equity	31,439,406	26,121,124
Total Liabilities and Stockholders' Equity	$31,545,406	$26,217,124

CONDENSED STATEMENT OF INCOME	For Nine months ended September 30,
	2011	2010

General and administrative expenses	$(330,180)	$(357,681)
Equity in income of subsidiaries	4,568,098	1,761,390
Net income	$4,237,918	$1,403,709

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report.  In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs   Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report. See also Risk Factors contained in our Form 10-K for the year ended December 31, 2010.

OVERVIEW

We are a China-based medical equipment company that develops, designs and markets radiation therapy systems used for the treatment of cancer.  We currently have five products: the Super Gamma System (“SGS”), the Body Gamma Treatment System (“BGTS”), OPEN Stereotactic Gamma-ray Radiotherapy System, the Head Gamma Treatment System (“HGTS”) and a multileaf collimator device (“MLC”) used in conjunction with a linear accelerator. In addition to providing radiotherapy equipment, we also offer our customers comprehensive post-sales services primarily for our products.  These services include radioactive cobalt source replacement and disposal, medical expert training, clinical trial analysis, patient tumour treatment analysis, software upgrades and patient care consulting.

We currently sell our products primarily to a small number of hospital equipment distributors in China, who install our systems in hospitals or clinics.  We also offer comprehensive post-sales services for our medical equipment to our customers.  The service contracts are negotiated and signed independently and separately from the sales of medical equipment and are sold to our distributors, who, in turn, sell those services to their customers.    Our post-sales services include radioactive cobalt source replacement and disposal, medical expert training, clinical trial analysis, patient tumor treatment analysis, product maintenance, software upgrades, and consulting.  Due to the poor economy during the past years, there has been a decrease in the sales of our products and the majority of our total revenues are attributed to service contract revenue.  In addition, in China, before our radiotherapy equipment may be installed, each hospital or clinic must obtain approval from the Ministry of Health and the local provincial government. The obligation to obtain approval from the Ministry of Health and the local provincial government is the responsibility of our customer, the hospital equipment distributor. As part of the application process, however, we will assist in responding to technical questions raised from time to time. Questions raised during the process can include ensuring that equipment has been approved by the SFDA, that the equipment meets the specifications stated and that the equipment has been properly installed. Because there is no standard application and approval procedure, the processing time for obtaining approval from the local provincial government will vary from province to province. Based on our prior experience the time from application to final installation of our radiotherapy equipment is as follows:

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

As a result, our ability to sell and install the Gamma Treatment Systems  is largely dependent on the customer’s and hospital’s ability to obtain approval by the Ministry of Health and the local provincial government. Our other radiotherapy equipment, such as the LINAC is not required for these special approvals.

Our expansion plans include broadening our product offering.  Our research and development team is focused on developing and producing technologically advanced radiotherapy and GTS products.  We currently have 42 patents issued in the PRC, three patents in the U.S., one patent in the European Union, one patent in Sweden and additional patent applications pending.  Our SGS, BGTS and GTS products are approved for use in China by the State Food and Drug Administration (“SFDA”), an agency of the Ministry of Healthcare of the PRC.

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

Recent Developments

On March 30, 2011, through our subsidiary Tibet Changdu Huiheng Development Ltd. (“Changdu Huiheng”), we entered into four separate transfer agreements with Shenzhen Jiancheng Investment Co., Ltd., an entity organized under the laws of China (“Jiancheng”). Jiancheng is one of our largest customers. Prior to the execution of the transfer agreement, Jiancheng owed us approximately $17 million (RMB 110,720,000) in account receivables. Under the terms of the transfer agreements, we purchased for an aggregate of approximately $8.25 million (RMB 54,000,000) medical equipment, specifically, medical accelerator systems located at four different medical centers that we had previously sold to Jiancheng and certain operating rights which gives us the right to share with the hospitals in the net income derived from the radiotherapy services provided by each medical center. The transfer agreements closed on March 30, 2011.

The consideration for the acquisition of the medical equipment and operating rights were approximately $8.25 million (RMB 54,000,000) and settled by offsetting the accounts receivable from Jiancheng. The cost of medical accelerator systems and operating rights were based on the fair value estimated by an independent appraisal firm which amounted in the aggregate of $11,277,310.  The independent appraisal firm utilized the income approach to determine the fair value of the medical accelerator systems and operating rights acquired.

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

As a result of this acquisition of assets, the Company has recognized a gain on the acquisition amounting to $3,019,137 representing the difference between the fair value of assets acquired versus the amount of accounts receivable offset.  A subsequent measurement of impairment on the intangible asset was $1,941,949.

Acquisition information which translated at closing rate of March 30, 2011, is presented as follows:

Medical Center	Appraised Value	Purchase Price (US Dollars)
Dali 60 Military Hospital of China	$3,398,096	$2,290,671
Liaocheng Hospital of Traditional Chinese Medicine	1,806,763	1,374,403
Heze Huici Hospital	3,573,154	2,748,805
Lianyungang Shengan Hospital	2,499,297	1,832,537
	$11,277,310	$8,246,416

On September 30, 2011, the Company reviewed the carrying value of the acquired medical accelerator systems and operating rights and found that there was an indication of impairment on the operating rights due to the actual profit sharing from January to September was lower than the projected income adopted in valuation report by the third party. As a result, based on the changes of the projected income, and subject to the assessment, review and approval by management, the Company wrote down the operating rights as of September 30, 2011, which would result in an impairment loss of approximately $1.94 million.

On September 6, 2011, our subsidiary Allied Moral Holdings entered into a Joint Venture Agreement with Intact Medical Corporation (“Intact”), and BMG Diamond Holdings Limited (“BMG”) (collectively, the “Parties”).

Pursuant to the Joint Venture Agreement, the Parties agreed to establish a new company, H & I Medical China Limited (“NewCo”) to develop, manufacture, and sell the Intact Breast Lesion Excision System primarily in China. Under the Joint Venture Agreement, Allied Moral agreed to contribute $1,300 for a 65% interest in NewCo, based on the following initial capitalization of NewCo: (i) 1,000 shares of Common Stock of which 650 shares to be held by Allied Moral, 300 shares by Intact, and 50 shares by BMG; and (ii) 300 shares of non-voting Series A Preferred Stock authorized, all of which to be held by Intact; and (iii) 700 shares of non-voting Series B Preferred Stock authorized, 650 of which to be held by Allied Moral and 50 of which to be held by BMG.

Under the Joint Venture Agreement, the Parties also agreed that the Series A Preferred Stock and Series B Preferred Stock of NewCo will have certain preferential distribution rights. Beginning in the second year following the approval of the Intact Breast Lesion Excision System by the China State Food and Drug Administration (the “SFDA”), the Series A Stockholders will be entitled to annual preference distributions for three years in the amounts of $1,100,000, $2,250,000; and $3,250,000.  Over that same period, and after the Series A Stockholders have received their preference distributions, Series B Stockholders will be entitled to annual preference distributions of $2,566,667, $5,250,000, and $7,583,333. All of the preference distributions to both the Series A and Series B Stockholders will be less any proportional taxes accrued.

Furthermore, the Parties agreed that: (1) NewCo will have three directors, of which two (2) are to be appointed by Huiheng and one (1) by Intact , (2) an approval vote of more than seventy-five percent (75%) will be required on certain matters relating to NewCo; and (3) Huiheng will make an unsecured, non-interest bearing loan of $150,000 to Intact, which is to be repaid out of Intact’s distributions from NewCo.

In connection with the Joint Venture Agreement, it is anticipated that Intact and NewCo will enter into a License, Supply, Marketing, and Distribution Agreement pursuant to which Intact will grant NewCo an exclusive license allowing NewCo to develop, manufacture, and sell the Product in China.

Intact is engaged in the design, production and sale of the Intact Breast Lesion Excision System. Because we are engaged in the design, manufacture and sale of large-scale radiotherapy equipment and are in the process of manufacturing and distributing a breast brachytherapy system throughout Asia,  we and Intact wish to expand the sales of the Intact Breast Lesion Excision System in China and possibly other markets through the Joint Venture.  Further, we and Intact believe that it will be useful to establish a manufacturing and development facility in China in order to gain a competitive advantage with regard to costs of developing, manufacturing, delivering and servicing the Breast Lesion Excision System.

RESULTS OF OPERATIONS

Comparison of three months ended September 30, 2011 and 2010

The following table sets forth certain information regarding our unaudited results of operation.

	Three Months Ended September 30
	2011	2010
Statements of Operations Data
Revenues	$2,513,959	$1,414,987
Cost of Revenues	(940,611)	(207,872)
Gross Profit	1,573,348	1,207,115
Operating Expenses
Sales and marketing expenses	(100,739)	(81,375)
General and administrative expenses	(732,110)	(776,015)
Research and development costs	(112,477)	(24,955)
Other income/(expense)	(1,576,482)	(1,417)
Net income/(loss) from operation before income tax expenses	(948,460)	323,353
Income tax expenses	(203,237)	(149,390)
Net income/(loss) before attribution to non-controlling interests	$(1,151,697)	$173,963

Operating Revenues

For the three months ended September 30, 2011, revenues amounted to $2,513,959, an increase of $1,098,972, or 77.7%, compared to $1,414,987 for the same period of the prior year.  This increase was mainly contributed by revenue generated from more product sales and additional two service contracts and additional revenue from operating rights than we did in the same period of the prior year.

Revenues from product sales, services and operating rights are broken down below.

$856,968 revenue generated from product sales for the three months ended September 30, 2011, and no revenue from the amount of product sales from the same period of the prior year.  One unit of medical accelerator system was installed in the three months ended September 30, 2011 while no units installed in the three months ended September 30, 2010.  Low unit installation rate was due primarily to the unit sales process took longer than expected.

Revenues from services were $1.6 million for the three months ended September 30, 2011, representing an increase of $0.19 million, or 13.5%, compared to $1.41 million in revenue from services from the same period of the prior year.  This increase was mainly due to that we had two more service contracts during the first quarter of 2011 than what we did in the same period of the prior year.

On March 30, 2011, through our subsidiary Changdu Huiheng we acquired certain operating rights of four medical centers which operate with these medical accelerator systems in different hospitals providing radiotherapy treatment services. Pursuant to the operating rights, Changdu Huiheng will receive a percentage of net income derived from the radiotherapy services provided by each medical center. Further, we are not required to provide any services or resources under the operating rights. Revenues from operating rights were $56,238 for the three months ended September 30, 2011. No revenues from operating rights were received during the same period of the prior year.

Cost of Revenues

For the three months ended September 30, 2011, the total cost of revenues amounted to $940,611, an increase of $732,739, or 352%, compared to $207,872 for the same period of the prior year. This increase was mainly due to recognition of cost of product sales and increased additional cost of revenue from service revenues and operating rights.

Gross Margin

As a percentage of total revenues, the overall gross margin decreased to 62.58% for the three months ended September 30, 2011 as compared with 85.30% for the same period in the prior year.  This decrease was due to the fact that profit ratio of sales of product eroded the high profit ratio from service revenues.  Revenues for the three months ended September 30, 2011 contains sales of product, service and operating rights while they only contained service fee for the same period of the prior year.

Operating Expenses

Sales and marketing expenses
Sales and marketing expenses mainly consist of salaries and related expenses for personnel engaged in sales, marketing and customer support functions and costs associated with advertising and other marketing activities.  Sales and marketing expenses were $100,739 for the three months ended September 30, 2011, an increase of $19,364, or 23.8%, compared with $81,375 for the same period of the prior year.  This increase in sales and marketing expenses resulted from more marketing activities in this period, compared with the same period of the prior year.

General and administrative expenses

General and administrative expenses amounted to $732,110 for the three months ended September 30, 2011, representing an decrease of $43,905, or 5.66%, compared to $776,015 for the same period of the prior year.  The decrease in general and administrative expenses primarily resulted from more strength expenses control of administrative.

Research and development expenses

Research and development expenses are comprised primarily of employee compensation, materials consumed and experiment expenses for specific new product research and development, and any expenses incurred for basic research for advanced technologies.  Research and development expenses were $112,477 for the three months ended September 30, 2011, an increase of $87,522, or 351%, compared to $24,955 in the same period of the prior year.  This significant increase was mainly due to the fact that the Company incurred more expenses related to research and development for new products during the three months ended September 30, 2011, as we expect to launch our new products in the next year.

Other Income/(Expense)

Other Income/expense consists principally of government financial subsidies to Changdu Huiheng and equity in loss from an affiliated company for the three months ended September 30, 2011, and totalled $1,576,482 loss, representing an increase of $1,575,065, compared to $1,417 loss for the same period of the prior year.  The Company received the tax refunds and subsidies, amounted to $401,633 for the three months ended September 30, 2011, compared to zero for the same period of the prior year. An impairment of intangible asset of amount $1,941,949 was recognized comparing to zero for the same period of the prior year.

Income Tax Provision

For the three months ended September 30, 2011, the Company’s income tax provision was $203,237, compared to $149,390 for the same period of the prior year, representing a increase of $53,847, or 36%.  The increase in income tax was due to increase profit from sales of product in the three months ended September 30, 2011, compared to the same period of the prior year.

Net Income/(loss) before attribution of non-controlling interests

For the three months ended September 30, 2011, the Company’s net income/(loss) amounted to ($1,151,697), an decrease of $1,325,660, or 762%, compared to $173,963 for the same period of the prior year. Although the company has achieved increase in: (i) sales of product profit as compared to no such income from the same period of the prior year, (ii) revenues from service and additional operating rights for the three months ended September 30, 2011 and (iii) the Company received the tax refunds for the three months ended September 30, 2011; the Company had a loss of ($1,151,697). This is because  the Company reviewed the carrying value of the acquired medical accelerator systems and operating rights and found that there was a potential impairment on the operating rights due to the actual profit sharing from January to September was lower than the projected income adopted in valuation report by the third party. As a result, based on the changes of the projected income, and subject to the assessment, review and approval by management, the Company was going to write down the operating rights as of September 30, 2011, which would result in an impairment loss of approximately $1.94 million.

Comparison of nine months ended September 30, 2011 and 2010

The following table sets forth certain information regarding our unaudited results of operation.

	Nine Months Ended September 30
	2011	2010
Statements of Operations Data
Revenues	$5,938,816	$4,223,182
Cost of Revenues	(1,718,438)	(505,798)
Gross Profit	4,220,378	3,717,384
Operating Expenses
Sales and marketing expenses	(277,449)	(203,596)
General and administrative expenses	(2,137,968)	(1,925,832)
Research and development costs	(225,591)	(61,793)
Other income	2,995,869	94,260
Net income from operation before income tax expenses	4,575,239	1,620,423
Income tax expenses	(529,296)	(463,172)
Net income before attribution of non-controlling interests	$4,045,943	$1,157,251

Operating Revenues

For the nine months ended September 30, 2011, revenues amounted to $5,938,816, an increase of $1,715,634, or 40.6%, compared to $4,223,182 for the same period of the prior year.  This increase was primarily due to revenue generated from product sales and more revenue from services and the additional revenue from operating rights for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  We have recognized revenue from product sales.

Revenues from product sales, services and operating rights are broken down below.

$856,968 revenue generated from product sales for the nine months ended September 30, 2011, and no revenue from the amount of product sales from the same period of the prior year.  One unit of medical accelerator system was installed in the nine months ended September 30, 2011 while no units installed in the nine months ended September 30, 2010.  Low unit installation rate was due primarily to the following factors: (i) regulatory approval delays concerning clients’ facility preparation as necessary to install our products, which caused some of the units to stay in our backlog longer than we expected; and (ii) the unit sales process took longer than expected.

Revenues from services were $4,817,036 for the nine months ended September 30, 2011, representing an increase of $593,854, or 14.1% compared to $4,223,182 in revenues from services from the same period of the prior year.  This increase was mainly due to two major reasons: (1) on March 30, 2011, through our subsidiary Changdu Huiheng we acquired certain operating rights of four medical centres which operate with these medical accelerator systems in different hospitals providing radiotherapy treatment services. With this acquisition, we had four more customers requiring services than what we did in the same period of the prior year; (2) Jiancheng has signed two more service contracts with its costumers, which would need our company to supply services to these customers.

Pursuant to the operating rights acquired, Changdu Huiheng will receive a percentage of net income derived from the radiotherapy services provided by each medical centre. Revenues from operating rights were $264,812 for the nine months ended September 30, 2011. No revenues from operating rights were received during the same period of the prior year.

Other Income

Other revenue consists principally of government financial subsidies to Changdu Huiheng, reverse of bad debt provision and equity in income of affiliate for the nine months ended September 30, 2011, and totalled $2,995,869, representing an increase of $2,901,609, compared to $94,260 for the same period of the prior year. This significant increase was due to the following factors: 1) the Company received tax refunds or subsidies for the nine months ended September 30, 2011 amounted to 634,213; 2) provision for bad debts of $382,731 in accounts receivable and $760,595 in other receivables are reversed during the period due to the settlement of agreement signed by Changdu Huiheng and the major customer Jiancheng; and 3) in March 2011, the company received a gain of $3,019,137 on the acquisition of the equipment and operating rights. On September 30, 2011, the Company reviewed the carrying value of the acquired medical accelerator systems and operating rights and found that there was an impairment on the operating rights due to the actual profit sharing from January to September was lower than the projected income adopted in valuation report by the third party. As a result, based on the changes of the projected income, and subject to the assessment, review and approval by management, the Company wrote down the operating rights as of September 30, 2011, which would result in an impairment loss of approximately $1.94 million.

Revenue Backlog

Revenue backlog represents the total amount of unrecognized revenue associated with existing purchase orders for our products.  Any deferral of revenue recognition is reflected in an increase in backlog as of the end of that period.  The backlog September 30, 2011 amounted to $9.13 million, representing a decrease of 2.69 million or 23%, compared to $11.82 million as of September 30, 2010.  The backlog has decreased but remained in place in large part due to the newly installation in the last quarter of 2010.

The purchase orders are not cancellable and are subject to certain conditions, including but not limited to, customers obtaining regulatory approval from their local government for our products.  Notwithstanding, we expect the purchase orders comprising the revenue backlog to be installed during the last quarter of 2011 and 2012.

Below is a summary of our revenue backlog broken down by product, unit price, quantity and total amount owed as of September 30, 2011, based on an exchange rate of 6.4635 RMB per dollar:

Products	Unit Price (RMB)	Quantity	Total Amount (RMB)	Value of Backlog (USD)
SGS-I	9,000,000	2	18,000,000	2,784,869
SGS-I	14,000,000	1	14,000,000	2,166,009
SGS-I	14,000,000	1	14,000,000	2,166,009
LINAC	6,500,000	2	13,000,000	2,011,294
Total		6	59,000,000	9,128,181

Cost of Revenues

For the nine months ended September 30, 2011, the total cost of revenues amounted to $1,718,438, an increase of $1,212,640, or 240%, compared to $505,798 for the same period of the prior year.  This increase was due to increased additional cost of revenue from service revenues and operating rights and the cost of the product sold.

Gross Margin

As a percentage of total revenues, the overall gross margin decreased to 71.1% for the nine months ended September 30, 2011 as compared with 88% for the same period in the prior year.  This decrease was due to the fact that profit ratio of sales of product eroded the high profit ratio from service revenues.  Revenues for the nine months ended September 30, 2011 contains sales of product, service and operating rights while they only contained service fee for the same period of the prior year.

Operating Expenses

Sales and marketing expenses

Sales and marketing expenses mainly consist of salaries and related expenses for personnel engaged in sales, marketing and customer support functions and costs associated with advertising and other marketing activities.  Sales and marketing expenses were $277,449 for the nine months ended September 30, 2011, an increase of $73,853, or 36.3%, compared with $203,596 for the same period of the prior year.  This increase in sales and marketing expenses resulted from more marketing activities in this period due to the new business, compared with the same period of the prior year.

General and administrative expenses

General and administrative expenses amounted to $2,137,968 for the nine months ended September 30, 2011, representing an increase of $212,136, or 11%, compared to $1,925,832 for the same period of the prior year.  The increase in general and administrative expenses resulted from an increase in personnel and intangible asset amortization and in fees paid to our legal counsel and auditors.

Research and development expenses

Research and development expenses are comprised primarily of employee compensation, materials consumed and experiment expenses for specific new product research and development, and any expenses incurred for basic research on advanced technologies.  Research and development expenses were $225,591 for the nine months ended September 30, 2011, an increase of $163,798, or 265%, compared to $61,793 in the same period of the prior year.  This increase was mainly due to the fact that the Company incurred more expenses related to research and development during the nine months ended September 30, 2011, as we expect to launch our new products at the end of this year or early next year.

Income Tax Provision

For the nine months ended September 30, 2011, the Company’s income tax provision was $529,296, compared to $463,172 for the same period of the prior year, representing an increase of $66,124, or 14.3%.  The increase in income tax was due to the increase of income in the nine months ended September 30, 2011, compared to the same period of the prior year.

Net Income

For the nine months ended September 30, 2011, the Company’s net income amounted to $4,045,943, an increase of $2,888,692, or 250%, compared to $1,157,251 for the same period of the prior year. This increase was attributable to (i) the increase of revenues from sales of product, service and additional operating rights in the nine months ended September 30, 2011; (ii) the Company’s reversal of $1,143,326 allowance provided for doubtful accounts for the period of the prior year and (iii) in March 2011, the company recognized a gain of $3,019,137 on the acquisition of the equipment and operating rights. On September 30, 2011, the Company reviewed the carrying value of the acquired medical accelerator systems and operating rights and found that there was a potential impairment on the operating rights due to the actual profit sharing from January to September was lower than the projected income adopted in valuation report by the third party. As a result, based on the changes of the projected income, and subject to the assessment, review and approval by management, the Company was going to write down the operating rights as of September 30, 2011, which would result in an impairment loss of approximately $1.94 million.

Comprehensive Income

For the nine months ended September 30, 2011, the Company’s other comprehensive income, which reflects the change in foreign currency translations on net income, amounted to a gain of $5,155,468, a difference of $3,472,945 compared to a gain of $1,682,523, for the same period of the prior year. The increase was due to a gain on the acquisition of equipment and operating rights and an increase in net income and foreign currency translation adjustments over the period.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations primarily through the issuance of equity and cash flows from operations.  We currently do not have any outstanding bank debt.  Our relatively high margins have historically provided us with sufficient cash to purchase various raw materials, meet our component inventory needs and pay our vendors.  In addition, there are very few direct costs associated with our service business which further enhances our margins.  We have longstanding, positive relationships with our vendors and have maintained favourable payment terms and believe that we will continue to maintain such favourable payment terms.  Also, we believe that we can defer certain tax payments, if we choose to do so.  We plan to raise additional equity capital that would help to finance a number of expansion initiatives including new product development.

As of September 30, 2011, the company had total assets of $37,163,795.  Our cash was $243,044, accounts receivable were $15,654,043, prepayment and other receivables were $2,651,483 and inventories were $3,882,478.  Working capital was approximately $6,634,716.  The current ratio was approximately 2.34. The quick ratio was approximately 1.56.

Net cash used in operating activities totalled $297,234 for the nine months ended September 30, 2011, an increase of $233,895 from $531,129 for the prior year.  This increase resulted primarily from the following changes in the operating assets and liabilities:

           •           $3,005,691 decrease in accounts receivables;
           •           $1,050,196 increase in inventories;
           •           $382,798 increase in prepayments and other receivables;

           •           $187,790 decrease in accounts payable;
           •           $215,949 decrease in tax payable; and
           •           $982,059 increase in accrued expenses and other current liabilities.
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

The delay in receipt of customer payments places pressure on our working capital requirements.  In particular, our two major customers (“Customer A” and “Customer B”) collectively accounted for 84% and 99% of our revenues for the period ended September 30, 2011 and 2010.  During the period ended September 30, 2011, Customer A paid approximately $0.5 million on its accounts receivable and as of September 30, 2011 had an outstanding balance of approximately $10.9 million  (with provision for bad debts of approximately $0.2 million).  Of Customer A’s outstanding accounts receivable balance as of September 30, 2011, 13% related to the providing of services and 87% related to product sales.  During the period ended September 30, 2011, Customer B paid approximately $2.2 million on its accounts receivable and as of September 30, 2011 had an outstanding balance of $3.7 million, (with provision for bad debts of approximately $0.3 million).  Of Customer B’s outstanding accounts receivable balance, 100% related to the providing of services.  Although we do not yet have an exact payment schedule or a written collection policy, we seek to collect on these outstanding accounts receivables by reviewing our customers’ business operations and financial situation, and having meetings and paying regular visits to our customers and their customers to seek payment on our accounts.  Due to these efforts, and our prior positive history with our customers, we are confident that we will collect our accounts receivable owed by these customers.  In addition, although legal action is available, the duration and outcome of litigation is inherently uncertain, particularly in the PRC, where the civil justice system continues to evolve.

The increase in prepayments and other receivables was attributed primarily to a decrease in payments made to our manufacturing suppliers for parts and services needed to manufacture the radiotherapy units that comprise our backlog.

Net cash (used in)/ provided by investing activities was ($456,891) and $66,863 or the nine months ended September 30, 2011 and 2010, respectively.  The cash used in investing activities was primarily used to purchase equipment.

Cash flows from financing activities both amounted to nil for the nine months ended September 30, 2011 and 2010.

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

Item 1A.   Risk Factors

Not Applicable.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      [Removed and Reserved]

Item 5.      Other Information

None.

Item 6.      Exhibits

Exhibit No.	Description
10.1	Joint Venture Agreement dated September 6, 2011 (Incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Commission on September 9, 2011).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

HUIHENG MEDICAL, INC.

Date: November 18, 2011	By:	/s/ Hui Xiaobing
Hui Xiaobing
Chief Executive Officer
(Principal Executive Officer)

Date: November 18, 2011	By:	/s/ Richard Shen
Richard Shen
Chief Financial Officer
(Principal Accounting and Financial Officer)