Form 10-K
period 2011-12-31
HUIHENG MEDICAL, INC.
filed 2012-04-24
CIK 1353972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes    ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 was approximately $2,052,573 based upon the closing price of $0.90 per share as quoted for such date on the Over-the-Counter Bulletin Board maintained by the Financial Industry Regulatory Authority.  Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2012, there were 14,128,673 shares of the registrant’s $0.001 par value common stock issued and outstanding.

PART I

Item 1.  Business.

In this Annual Report on Form 10-K, references to “dollars” and “$” are to United States dollars and, unless the context otherwise requires, references to “we,” “us” and “our” refer to Huiheng Medical, Inc. and our consolidated subsidiaries.

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

Overview of Our Business

We design and sell precision radiotherapy equipment used for the treatment of cancerous tumors in the People’s Republic of China (“PRC” or “China”).  Our products include a patented line of gamma treatment systems (“GTS”) that accurately deliver well-defined conforming doses of radiation to the target tissue and a multileaf collimator (“MLC”) used in conjunction with a linear accelerator for radiation therapy applications.  We currently have 42 patents issued in the PRC, three patents issued in the U.S., one patent issued in the European Union, one patent in Sweden, and additional patent applications pending.

In addition to selling precision radiotherapy equipment, we offer comprehensive post-sale services for our products and, to a lesser extent, products manufactured by others.  These services include radioactive cobalt source replacement and disposal, medical expert training, clinical trial analysis, patient tumor treatment analysis, software upgrades and patient care consulting.

Our revenues are primarily dependent on two distributors consisting of hospital equipment financing companies who purchase our equipment and, in turn, sell or lease our products to hospitals and clinics as end users.  During the year ended December 31, 2011, we adopted the Cost Recovery method of gross profit recognition for our equipment sales, and restated our financial statements for the year ended December 31, 2010.  See Item 7, Management’s Discussion and Analysis and note 2 to our financial statements.

Our total revenues decreased to $7,881,000 in 2011 from $8,636,000 in 2010.  Total revenues decreased primarily due to less equipment sales experienced during 2011 as compared to the prior year.  Our net income increased to $4,476,000 in 2011 from $2,796,000 in 2010.  The increase in net income was primarily the result of an  increase in gross profit as a result of payments received on our accounts receivables and a reversal of provision of doubtful debts during 2011.  Under the cost recovery method, we recognize net profits when cash received exceeds product costs.

Our operating subsidiaries in the PRC were founded in 2001 by Mr. Hui Xiaobing, our Chairman and a pioneer in the GTS industry in the PRC.  Mr. Hui served as president and Chairman of Shenzhen OUR Technology, Co., Ltd., the first PRC company to develop a gamma treatment system.  Mr. Hui is also the former CEO of Everbright Securities, a Chinese financial institution.

The majority of our product and maintenance and service revenues in the PRC are from Shenzhen Jiancheng Investment Co, Ltd. (“Jiancheng”) who sells or lease our products and services to hospital and clinics.  During the fiscal years ended December 31, 2011 and 2010, Jiancheng accounted for 61.0% and 67.0% of our total revenues, respectively.

Our Products

We currently have developed five products: the Super Gamma System (“SGS”), the Body Gamma Treatment System (“GTS”), OPEN Stereotactic Gamma-ray Radiotherapy System, the Head Gamma Treatment System (“HGTS”), and a multileaf collimator device (“MLC”) used in conjunction with a LINAC.  In February 2011, the SFDA approved our LINAC product and we intend to begin selling the LINAC product.

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

In 2010, we have taken steps to expand our product offering by acquiring Portola Medical, Inc., a Delaware company whose primary asset consists of its rights to develop, manufacture and sell an adjustable Multi-Catheter Source Applicator under the ClearPath trademark which is intended to provide brachytherapy when a physician chooses to deliver intracavitary radiation to the surgical margins following lumpectomy of breast cancer.  We plan to market and sell this product in the United States and in Asia.  This product is still in its initial phase and there have been no sales of this product.

On March 30, 2011, Tibet Changdu Huiheng Development Co., Ltd., our subsidiary, entered into four separate transfer agreements with Jiancheng, our major distributor, to purchase medical equipment, specifically medical accelerator systems located at four different medical centers that we had previously sold to Jiancheng, and acquired certain operating rights for which Jiancheng owns in the medical centers which gives us the right to share in net income derived from the radiotherapy services provided by each medical center.

In addition, on September 9, 2011, Allied Moral Holdings, our wholly-owned subsidiary, entered into a Joint Venture Agreement with Intact Medical Corporation, and BMG Diamond Holdings Limited, pursuant to which the parties agreed to establish a new company, H & I Medical China Limited, to develop, manufacture, and sell the Intact Breast Lesion Excision System primarily in China.  The Intact Breast Lesion Excision System will be used to acquire suspicious tissue for historical review.  The joint venture is in its initial stages.

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

We operate as a Nevada holding company and we conduct all of our business through our operating subsidiaries as described in the chart below.  We own 100% of the equity interest of Allied Moral Holdings, Ltd. (“Allied Moral”), a British Virgin Islands company that, in turn, owns 100% of the equity interest of Tibet Changdu Huiheng Development Company, Ltd., a Tibetan holding company (“Changdu Huiheng”) that, in turn, directly owns 100%, 75% and 50%, respectively, of our operating subsidiaries Wuhan Kangqiao Medical New Technology Company, Ltd., a PRC company (“Wuhan Kangqiao”), Shenzhen Hyper Technology Company, Ltd., a PRC company (“Shenzhen Hyper”), and Beijing Yuankang Kbeta Nuclear Technology Co., Ltd., a PRC company (“Beijing Kbeta”).  We also own a 100% interest in Portola Medical, Inc., a Delaware company and a 65% interest in H & I Medical China Limited, a BVI company.

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

Production permit for medical devices

A developer must obtain a production permit from the provincial food and drug administration before commencing the development of Class II or Class III medical devices.  A production permit, once obtained, is valid for four years and is renewable upon expiration.  To renew a production permit, a developer must submit to the provincial food and drug administration an application to renew the permit, along with required information six months before the expiration date of the permit. In September 2007, we applied for a renewal of our production permit, which was promptly renewed in December 2007.

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

All of the products that we currently sell, including the OPEN Stereotactic Gamma-ray Radiotherapy System, Stereotactic Gamma-ray Whole Body Therapeutic System (SGS-1), Multi-leaf Collimator, TOP Stereotactic Gamma-ray Radiotherapy System, Whole Body Sterotactic Gamma System (SGS-1+), Head Gamma Treatment System (HGTS) and Body Gamma Treatment System (BGTS) have obtained SFDA approval.   We filed an application with the SFDA seeking approval of a Medical Linear Accelerator (LINAC) to sell.  In February 2011, the SFDA approved our LINAC product and we sold one LINAC in August 2011.

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

Customers

China

We sell our products through distributors who primarily consist of third party hospital equipment financing companies and who purchase our equipment and services directly, and resell or lease such equipment and services to hospitals and clinics.  Thus, even though these distributors are the purchasers of our equipment and services, the end users of our products and services are hospitals and clinics that treat various types of tumors.  Further, although these distributors are contractually obligated to pay us for the equipment and services, their ability to pay us is dependent upon their receipt of the payments from hospitals and clinics who utilize the equipment and services.

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

Currently, we have a limited number of distributors in the PRC (with two distributors accounting for approximately 90.0% of our revenues for the year ending December 31, 2011).  While we are expanding our own sales and marketing capabilities and developing an internal distribution network to facilitate direct sales, we will still need to cooperate with these distributors who provide lease financing to the end users consisting of hospitals and clinics.

Outside China

In an effort to expand our customer base outside of China, we have entered into distribution agreements with companies located in India, Argentina, Ukraine, Chile, Russia, Hungary, South Korea and Peru.  These agreements were entered into from September 2005 through October 2007.  Based on our experience with our distributor in India (where obtaining regulatory approval took more than two years from the execution of the agreement in January 2006), we expect that it will take at least two years from commencement of a distribution agreement before sales commence in those countries, and substantially longer if the applicable regulatory authorities require clinical trials or additional data beyond what was required to obtain SFDA approval.  In addition, we understand that in several countries the local distributors have delayed filing for regulatory approval until they have reasonable assurance that there is a hospital or treatment center in the country that wants to acquire the equipment and there is a feasible source of financing.  In general, regulatory approval delays concerning client facility preparation needed to install our products can often delay the sale and installation of our products.  In certain instances, such as in Peru, the distributor has obtained regulatory approval, but shipment of our products has been delayed due to delays in completion of the treatment center where our products will be installed.  There have been no sales in Peru yet.  We do not have significant sales outside of China.

Materials and Components

Our manufacturing activities are outsourced and performed by others.  We obtain components for our products and assembly services from a network of third party suppliers located in Shenzhen, Beijing, Wuhan and Chengdu, which are considered some of the industrialized areas of China.  We obtain our Cobalt 60 sources from Beijing Shuangyuan Isotope Co. Ltd. and Chengdu Zhonghe Isotope Co. Ltd.; electrical cabinets from Wuhan Shankuo Mechanical & Electrical Equipment Co. Ltd; main engines from Jiangsu Duoling Numerical Control Machine Tool Co. Ltd and Chengdu Aviation Plastic Modeling Co. Ltd; and positioning beds from Shenzhen Tianda High-Tech Material Co. Ltd.  Although we work closely with these organizations, component shortages may occur from time to time.  We do not have long-term agreements with our suppliers.  Instead, we obtain these products and services on a purchase order basis.  Because of the knowledge of our suppliers concerning our requirements, we would have some difficulties, in the short term, replacing a supplier.

Our major assembly processes are “dry,” meaning that they do not involve significant quantities of solvents, plating solutions or other types of materials that lead to the generation of large amounts of hazardous wastes, process wastewater discharges or air pollutant emissions.  Our GTS devices use radioactive isotopes, and the proper handling of this material, both prior to installation and after removing it from a device for replacement, which must occur periodically, is initially our responsibility.  However, under current Chinese law and the arrangements that we have with our waste handler, the responsibility and liability for management of that waste transfers to the waste handler.

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

Employees

As of December 31, 2011, we had 78 full-time employees.  Of such employees, 45 were in research and development, 9 were in sales and customer support, and 24 were in finance and administration.

Corporate Information

Our principal executive office is located at: Huiheng Building, Gaoxin 7 Street South, Keyuannan Road, Nanshan District, Shenzhen Guangdong, P.R. China 518057.  Our telephone number at that address is 86-755-25331366.  Our website address is www.huihengmedical.com.  The information on our website is not a part of this Annual Report.
Item 1A.  Risk Factors.

Risks Related to our Business

We extend credit to our customers and do not collect outstanding receivables on a timely basis.  Our inability to collect such receivables has had an adverse effect on our immediate and long-term liquidity.

The contracts covering the sale of our equipment provide for the distributor to make a deposit at the time that the order is placed and to make progress payments at various stages of the manufacturing, shipping, installing and testing process, typically with the final 10% payment due 12 months after the customer accepts the product as meeting the specifications.  We have rarely collected payments under our stated terms for the sale of our equipment.  In addition, these distributors have been unable to timely pay us for maintenance services contracts purchased for their clients.  The payment by our distributors to us for the purchase of our equipment and maintenance services is dependent upon our distributor’s clients, consisting of hospitals and clinics, ability to pay.  Normally, revenues from the medical centers during the first two years after installation would be slow as it takes time for the hospital to be recognized as providing services to patients in the area.  Most medical centers will build up a patient base during the second to the third year of operations.  Our two largest distributors had aggregate outstanding accounts receivable balances of $9.54 million and $13.35 million as of December 31, 2011 and 2010, respectively.  We have reclassified that portion of accounts receivable that is older than 365 days as a long-term asset and have had to set up bad debt allowance for a portion of our accounts receivables which amounted to $2,059,613 as of December 31, 2011.  The delay in receipt of customer payments places pressure on our working capital requirements and the lack of cash has adversely affected our business development.  See Liquidity and Capital Discussion.  Although legal action may be available to collect on our accounts receivable, the duration and outcome of litigation is inherently uncertain, particularly in the PRC, where the civil justice system continues to evolve.  If we are unable to collect on these accounts, this will adversely affect our liquidity and profitability.

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

The majority of our products and services sold in the PRC are made to one entity.

The majority of our product and service sales in the PRC are made to Jiancheng.  During the years ended December 31, 2011 and 2010, sales to Jiancheng accounted for 61.24% and 66.82%, respectively, of our total revenues.  Jiancheng has historically had problems to timely pay for our products which has adversely affected our cash flow.

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

We need additional capital to grow.

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

Treatment fees charged by hospitals and clinics are subject to prices set by provincial governments in China, and these prices can be adjusted downward or upward from time to time.  If the treatment fees are reduced by the government, some customers may be discouraged from buying our products, which would reduce our product sales.  We may need to decrease the price of our products to provide our customers with acceptable financial returns on their purchases.  Our business or results of operations may be adversely affected by a reduction in treatment fees charged by hospitals and clinics.

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

Moreover, our cost structure is subject to fluctuations from inflationary pressures.  Recently, China has experienced dramatic growth in its economy although that growth has slowed.  Future instances of similar growth may lead to pressure on wages and salaries that may exceed increases in productivity.  In addition, these pressures may be exacerbated by exchange rate movements.

Our business is subject to intense competition, which may reduce demand for our products and materially and adversely affect our business, financial condition, results of operations and prospects.

The medical equipment market is highly competitive, and we expect the level of competition to remain at its current level or intensify.  We face direct competition in China and will do so in other markets should we expand internationally.  This competition is across all product lines and at all price points.  Our competitors also vary significantly according to business segment.  For domestic product sales, our competitors include publicly-traded and privately-held multinational companies, as well as domestic Chinese companies.  During 2011 and 2010, we had no international sales and, while we are planning to engage in additional international sales in Latin American and Eastern Europe in the near future, there is no guarantee that we will meet with success.  Our competitors are primarily publicly-traded and privately-held multinational companies.  We also face competition in international sales from companies that have local operations in the markets in which we sell our products.

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

The sale and marketing of our products are subject to regulation in the PRC and in most other countries where we intend to conduct business.  For a significant portion of our products, we need to obtain and renew licenses and registrations with the SFDA and its equivalent in other markets.  The processes for obtaining regulatory clearances or approvals can be lengthy and expensive, and the results are unpredictable.  All of the products that we currently sell, including the OPEN Stereotactic Gamma-ray Radiotherapy System, Stereotactic Gamma-ray Whole Body Therapeutic System (SGS-1), Multi-leaf Collimator, TOP Stereotactic Gamma-ray Radiotherapy System, and Whole Body Sterotactic Gamma System (SGS-1+) have obtained SFDA approval.  The SFDA approved our  LINAC product in February 2011 and we have sold one unit.  In addition, relevant regulatory authorities may introduce additional requirements or procedures that could have the effect of delaying or prolonging the approval for our existing or new products.  For example, in 2007 the SFDA introduced a new safety standard to its approval process for new medical equipment which we believe has increased the typical time period required to obtain approval by approximately three months.  If we are unable to obtain approvals needed to market existing or new products, or obtain such approvals in a timely fashion, our business would be significantly disrupted, and our sales and profitability could be materially and adversely affected.

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

Our internal controls over financial reporting are not effective.

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

Effective internal controls are necessary for us to provide reliable financial reports.  If we cannot provide reliable financial reports, our business and operating results could be harmed.  For year ended December 31, 2011, our internal controls over financial reporting were not effective in light of the restatement of our financial statements for the year ended December 31, 2010.

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

We generate a portion of our revenues from a small number of products, and a reduction in demand for any of these products could materially and adversely affect our financial condition and results of operations.

We derive a portion of our revenues from a small number of products.  We currently have just five in our portfolio, and we only recently both launched the fifth product, the SGS-I+, and updated our Medical Linear Accelerator.  As a result, continued market acceptance and popularity of these products are important to our success.  Recently, we have taken steps to expand our product offering by acquiring Portola Medical, Inc., a Delaware company whose primary asset consists of its rights to develop, manufacture and sell an adjustable Multi-Catheter Source Applicator under the ClearPath trademark.  In addition, we entered into a joint venture agreement to sell the Intact Breast Lesion Excision System primarily in China.

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

Huiheng is incorporated in Nevada and has subsidiaries and other operations in the PRC and the British Virgin Islands.  We are subject to the tax regimes of these countries.  Although virtually all of Huiheng’s profits will be earned outside of the U.S., under U.S. tax laws Huiheng’s earnings generally will be subject to U.S. taxation, because U.S. companies are generally taxed on their world-wide income.  This may be true even if Huiheng does not repatriate any of its foreign earnings to the U.S.  For certain types of income (generally, income from an active trade or business), U.S. companies are not required to pay tax on that income until they repatriate those earnings to the U.S. (such as for use in paying dividends or repurchasing shares).  As a result, repatriation of earnings would trigger more immediate tax obligations.  As a result of the imposition of U.S. taxes, Huiheng’s after-tax profits could decrease and could be below the level that would have been obtained if Huiheng were incorporated outside the U.S.  The amount of taxes payable in the U.S. generally depends on the profitability of our various operations and the application of available tax credits and tax treaties.  We are not currently receiving the benefit of any U.S. tax credit, and we are not currently conducting a material amount of business in a country with an advantageous tax treaty.  Since the effect of tax credits and tax treaties depends on the profitability of operations in various jurisdictions, the amount of our tax will vary over time as we change the geographic scope of our activities.  However, for the near term we expect that our total tax rate will be significantly influenced by the taxes we pay in China, so that our total tax obligation might decrease as a result of favorable tax treatment in China even though we were subject to additional U.S. taxes.  In the future, Huiheng may pay significantly higher taxes than we have paid historically.  In addition, any change in tax laws and regulations or the interpretation or application thereof, either internally in one of those jurisdictions or as between those jurisdictions, may adversely affect Huiheng’s profitability and tax liabilities in the future.

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

A circular promulgated by the State Administration for Foreign Exchange (“SAFE”), which is the PRC governmental body that regulates the conversion of RMB into foreign currencies, has increased the ability of foreign holding companies to receive distributions of profits earned by Chinese operating subsidiaries.  We qualify for this treatment, but remaining qualified for it will require the Chinese principals involved in our business to meet annual filing obligations.  While they have agreed to meet those annual requirements, it is possible that they will fail to do so, which could limit our ability to gain access to the profits earned by our subsidiary, Allied Moral.  The result could be the inability to pay dividends to our stockholders or to deploy capital outside of the PRC in a manner that would be beneficial to our business as a whole.

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

One of our stockholders, which is controlled by our Chief Executive Officer, currently owns approximately 83.16% of our common stock and has the ability to prevent certain types of corporate actions, to the detriment of other stockholders.

Clear Honest International Limited, a company controlled by Mr. Hui Xiaobing (our Chief Executive Officer) owns 11,750,000 shares of our common stock, which represents approximately 83.16% of our outstanding shares of common stock.  Mr. Hui is able to exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and determination of significant corporate actions without other shareholder approval.

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

Item 1B.  Unresolved Staff Comments.

Because we are neither an accelerated filer nor a large accelerated filer, we do not need to comply with this Item 1B.

Item 2.  Properties.

We currently operate our business out of two properties located in the PRC.  Wuhan Kangqiao is headquartered in Wuhan, China where it owns a 287 square meter office building that houses management, research and development personnel, marketing, finance and administrative support staff.

Shenzhen Hyper is headquartered in Shenzhen, China, where it leases office space of 4,000 square meters, with a monthly rental of RMB $160,000 (USD 24,815) per month.  The property houses management, research and development personnel, marketing, finance and administrative support staff.  The lease will expire at the end of December 2027.  We relocated to this space at the beginning of 2008.

Neither facility contains equipment or specialized improvements that would be difficult to move to a new location.  If we decided to relocate, we believe that there are many facilities in these locations that would be suitable for our needs.

Item 3.  Legal Proceedings.

To the best of management’s knowledge, the Company is not involved in any legal proceedings.

Item 4.  Mine Safety Disclosures.
Not applicable.

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

Fiscal Year Ended December 31, 2011	High	Low
First Quarter	$1.60	$0.50
Second Quarter	$1.00	$0.27
Third Quarter	$1.30	$0.28
Fourth Quarter	$1.60	$1.15

Fiscal Year Ended December 31, 2010	High	Low
First Quarter	$2.59	$1.65
Second Quarter	$1.85	$1.10
Third Quarter	$2.15	$1.20
Fourth Quarter	$1.60	$0.80

Trading in our common stock has been sporadic and the quotations set forth above are not necessarily indicative of actual market conditions.  All prices reflect inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily reflect actual transactions.

Holders

At March 15, 2012, there were 14,128,673 shares of common stock issued and outstanding that were held by approximately 37 shareholders of record.

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

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	30,000	$5.00	1,536,666
Equity compensation plans not approved by security holders	-	-	-
Total	30,000	$5.00	1,536,666

Issuance of Unregistered Shares

During 2011, we issued a total of 98,036 shares of our common stock in connection with the exercise of conversion rights by certain holders of 9,333 shares of our Series A Convertible Preferred Stock (“Series A Preferred Stock”).  Pursuant to the rights, preferences and privileges of the Series A Preferred Stock, each Series A Preferred Stock converts into 10.5042 shares of common stock.  The shares of common stock issued in connection with the conversion were exempt from the registration requirements pursuant to Section 3(a)(9) of Securities Act of 1933 since no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

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

OVERVIEW

We are a China-based medical equipment company that develops, designs and markets radiation therapy systems used for the treatment of cancer.  We currently have five products: the Super Gamma System (“SGS”), the Body Gamma Treatment System (“BGTS”), OPEN Stereotactic Gamma-ray Radiotherapy System, the Head Gamma Treatment System (“HGTS”) and a multileaf collimator device (“MLC”) used in conjunction with a linear accelerator.  We also offer comprehensive post-sale services for our products and, to a lesser extent, products manufactured by others.  These services include radioactive cobalt source replacement and disposal, medical expert training, clinical trial analysis, patient tumor treatment analysis, software upgrades and patient care consulting.

In 2005, the ownership interests of Shenzhen Hyper, Wuhan Kangqiao and Beijing Kbeta were reorganized under Changdu Huiheng.  Upon the completion of the reorganization, Changdu Huiheng owned 75% of the equity interest in Shenzhen Hyper, 100% of the equity interest of Wuhan Kangqiao and 50% of the equity interest of Beijing Kbeta.

In 2006, Allied Moral Holdings, Ltd was established in the British Virgin Islands as a holding company and it acquired 100% of the ownership interests of Changdu Huiheng as part of an ownership restructuring to facilitate investments by foreign investors.  As discussed above in “Business - Huiheng Medical’s Background,” the stockholders of Allied Moral engaged in a share exchange transaction with our company in May 2007.

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

Our future research and development efforts will focus on developing an advanced magnetic resonance imaging (“MRI”) device and an industrial linear accelerator (“LINAC”) unit used for, among other things, preserving food through irradiation.  Our research and development efforts, however, have been reduced in light of declining revenues and slow payment on our accounts receivables by our customers.

We currently sell our products and services primarily to two independent equipment distributors in China, who sell or lease our products to hospitals or clinics.  We also offer comprehensive post-sales services for our medical equipment to our customers.  The service contracts are negotiated and signed independently and separately from the sales of medical equipment but the purchasers are primarily our product distributors, who, in turn, sell these maintenance services to their customers.  Our post-sales services include radioactive cobalt source replacement and disposal, medical expert training, clinical trial analysis, patient tumor treatment analysis, product maintenance, software upgrades, and consulting.  Due to the poor economy during the past years, there has been a decrease in the sales of our products and the majority of our total revenues is attributed to maintenance and service contract revenue.  In addition, in China, before our radiotherapy equipment may be installed, each hospital or clinic must obtain approval from the Ministry of Health and the local provincial government.  The obligation to obtain approval from the Ministry of Health and the local provincial government is the responsibility of our customer, who is usually a third party hospital equipment financing company and a distributor of our equipment and services.  As part of the application process, however, we will assist in responding to technical questions raised from time to time.  Questions raised during the process can include ensuring that equipment has been approved by the SFDA, that the equipment meets the specifications stated and that the equipment has been properly installed.  Because there is no standard application and approval procedure, the processing time for obtaining approval from the local provincial government will vary from province to province.  Based on our prior experience the time from application to final installation of our radiotherapy equipment is as follows:

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

Restatement of Financial Statements.

In light of our distributor customers’ inability to make timely payments on the purchase of our products and after discussions with the Staff of the SEC, we have decided to recognize net profit utilizing the cost recovery method of accounting meaning that no profit is recognized on the sale of our products until the costs of such product have been recovered.  Accordingly, we have restated our financial statements for the years ended December 31, 2010.  Under the cost recovery method, we do not recognize any net profit on an equipment sale until the cost of the equipment sold has been fully recovered through cash receipts.  Once we have recovered all costs, any subsequent cash receipts are included in income.  Under the cost recovery method, both revenues and cost of sales are recognized at the time of sale, but the related gross profit is deferred until all costs of sales have been recovered.  For service revenues attributed to our maintenance contracts, we continue to utilized the accrual method.

Events During 2011

On March 30, 2011, we entered into four separate transfer agreements with Jiancheng who is one of our largest customers.  Prior to the execution of the transfer equipment, Jiancheng owed us approximately $17 million (RMB 110,720,000) in accounts receivable.  Under the terms of the transfer agreements, we purchased for an aggregate of approximately $8.25 million (RMB 54,000,000) medical equipment, specifically, medical accelerator systems located at four different medical centers that we had previously sold to Jiancheng and certain operating rights which gives us the right to share with the hospitals in the net income derived from the radiotherapy services provided by each medical center.

The consideration of the acquisition of the medical equipment and operating rights were approximately $8.25 million (RMB 54,000,000) and settled by offsetting the accounts receivable from Jiancheng. The cost of medical accelerator systems and operating rights were based on their historical carry over costs.  Accordingly, no gain was recognized in the transaction.

Our Operating Subsidiaries

Shenzhen Hyper Technology Co. Limited.  Shenzhen Hyper was established in September of 2001 as a domestic Chinese company based in Shenzhen, China.  From inception, it has been engaged in designing, developing and servicing radiotherapy medical equipment used for the treatment of cancerous tumors for customers throughout China.  Shenzhen Hyper developed the SGS, our most advanced and versatile technology, in 2001.  The SGS is a radiotherapy device that uses gamma radiation to non-invasively treat tumors located in the head and the body and to treat certain functional disorders of the head and neck areas.  It utilizes stereotactic, or three-dimensional imaging, principles to enhance the accuracy of the targeting of the radiation beams.  Shenzhen Hyper has also developed a MLC device that is used in conjunction with a LINAC to provide conformal shaping of radiotherapy treatment beams, which increases the precision of the beam and reduces the damage caused to surrounding tissues.  We have developed our own LINAC with which we will integrate our MLC.

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

Revenues

We primarily derive our revenues from selling our products to third party hospital equipment investors.  In addition, we receive revenue from selling maintenance and service contracts to our distributors, who, in turn, sell these services to their customers.   During the past years, our maintenance and service revenues have exceeded our revenues from equipment sales.

Our revenues are net of Value Added Tax (“VAT”), but include VAT refunds on the sales of self-developed software embedded in our medical equipment products.  In addition, our revenues include regional VAT and Business tax subsidies.

The sales price of our products includes basic training and installation services.  These services are ancillary to the purchase of medical equipment by our customers and are normally considered by the customers to be an integral part of the acquired equipment.  As the delivered items (training and installation services) do not have determinable fair values, revenues for the entire arrangement is recognized upon customer acceptance, which occurs after delivery and installation.

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

Our sales have historically been achieved on a unit-by-unit basis.  We expect that in any given period sales to a relatively small number of distributors will continue to account for a significant portion of our revenues.  For the year ended December 31, 2011, our two distributor customers accounted for 90% of our revenues and for the year ended December 31, 2010, our two distributor customers accounted for 90% of our revenues.

We extend credit to our customers and historically do not collect outstanding receivables on a timely basis.  The contracts covering the sale of our products provide for the customer to make a deposit at the time that the order is placed and to make progress payments at various stages of the manufacturing, shipping, installation and testing process, typically with the final 10% payment due 12 months after the customer accepts the product as meeting the specifications.  However, in the PRC we have rarely collected payments under those stated terms and our customers have historically made most of their payments following the installation of our units.

In addition, we receive revenues from the sales of maintenance service contracts related to our products.  These maintenance and service contracts are primarily sold to our distributors, who, in turn sell them to their customers who have installed our products.  We have also experienced collection problems related to the sale of our maintenance and service contracts.

Our largest customer accounted for 74.5% and 73.4% of the accounts receivable as of December 31, 2011 and 2010.  The delay in receipt of customer payments places pressure on our working capital requirements.  Legal action is available, but the time it takes and the outcome of any litigation is inherently uncertain, particularly in the PRC, where the civil justice system continues to evolve.  Should we be unable to collect on these accounts, it would reduce our liquidity and profitability.

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

General and administrative.  General and administrative expenses consist primarily of salaries and benefits and related costs for our administrative personnel and management, fees and expenses of our outside advisers, including legal, audit and valuation expenses, expenses associated with our administrative offices and the depreciation of equipment used for administrative purposes.  We expect that our general and administrative expenses will increase, both on an absolute basis and as a percentage of revenues, as we incur costs related to ongoing expenses associated with being a publicly listed company in the U.S.

Taxes And Incentives

The discussion of taxes that follows denotes financial obligations and thresholds in RMB, since that is the currency in which those amounts are measured.  These amounts have been translated into U.S. dollars using the exchange rate in effect on December 31, 2011.  The actual future value of taxes expressed in USD will vary depending upon future rates of exchange.  Government subsidies are included in other income.

Allied Moral Holdings

Under the current laws of the British Virgin Islands, we are not subject to tax on our income or capital gains.  In addition, no British Virgin Islands withholding tax would be imposed on payments of dividends.

Changdu Huiheng

Under the current PRC laws, Changdu Huiheng is subject to the Enterprise Income Tax (“EIT”) and the VAT.  Changdu Huiheng is established in the western region of the PRC and, as such, it is currently subject to an EIT rate of 15%, compared to a statutory rate of 25% for most companies in China.  However, pursuant to an agreement with the Tibet Finance Bureau, Changdu Huiheng will be refunded any amounts of its annual EIT payment that exceed RMB 900,000 (US$141,000).  In addition, the Tibet Finance Bureau will refund Changdu Huiheng’s annual 31% business tax payment and its 38.75% VAT payment under the condition that the total annual business tax and the annual VAT owed exceed RMB 1 million (US$157,000) and RMB 1.5 million (US$235,000), respectively.  This tax incentive policy will be valid for 5 years from the commencement of the tax refund, which began in fiscal 2006.

Shenzhen Hyper

Shenzhen Hyper is classified as a high technology company and currently operates in an approved economic-technological development area.  As such, it is currently subject to an EIT rate of 15%, compared to a statutory rate of 25% for most companies in China.  Furthermore, this classification, according to local tax regulations, entitles Shenzhen Hyper to a tax-free period for two years, commencing on its first profitable year, and a 50% reduction in EIT for the following six years.  Although Shenzhen Hyper was profitable in 2007, accumulated losses from prior years eliminated its tax liability for 2007.  Shenzhen Hyper began the first year of its tax-free period in 2008.  Shenzhen Hyper has been suffering tax loss over the past years and  therefore has not been entitled to utilize the tax-free years.

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

Wuhan Kangqiao

Wuhan Kangqiao is classified as a high technology company in Wuhan, and currently operates in an approved economic-technological development area.  As such, it was subject to an EIT rate of 15% before 2009, compared to a statutory rate of 25% for most companies in China; however, the local tax regulation is revised in 2009 and the current rate is 25%.

The PRC tax system is subject to uncertainties and has been subject to recently enacted changes, the interpretation and enforcement of which are also uncertain.  There can be no assurance that changes in PRC tax laws or their interpretation or their application will not subject us to tax increases in the future.

SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies and Estimates

The discussion and analysis of our financial condition presented in this section are based upon our financial statements, which have been prepared in accordance with the GAAP in the United States.  During the preparation of our financial statements we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates and judgments, including those related to sales, returns, pricing concessions, bad debts, inventories, investments, fixed assets, intangible assets, income taxes and other contingencies.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under current conditions.  Actual results may differ from these estimates under different assumptions or conditions.

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

(b) Cash consists of cash on hand and in the bank.

(c) Accounts Receivable Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts, sales returns, trade discounts, value added tax and deferred gross profit.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company performs ongoing credit evaluations of its customers’ financial conditions.

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

(j) Revenue Recognition   The Company generates revenue primarily from sales of medical equipment and provision of maintenance and support services.  Revenue is recognized as follows:

Sales of medical equipment.  The Company utilizes the cost recovery method for recognizing gross profit from the sale of its medical equipment.  The gross profit received from the sales of equipment under the cost recovery method would not be recorded as income until such receivable is settled.  The deferred profit not yet recognized is offset against the related accounts receivable on consolidated balance sheet.

In the PRC, value added tax (“VAT”) of 17% on invoice amount is collected in respect of the sales of goods on behalf of tax authorities.  The VAT collected is not revenue of the Company; instead, the amount is recorded as a liability on the statement of financial position until such VAT is paid to the authorities.

Maintenance and support services.  The Company also provides comprehensive post-sales services to our distributors for medical equipment used by hospitals and medical clinics.  These contracts are negotiated and signed independently and separately from the sales of medical equipment.  Under existing service agreements, the Company provides the exchange of cobalt sources, training to users of the medical equipment, maintenance of medical equipment, upgraded software and consulting.  Fees for the services are recognized over by the life of the contract on a monthly basis.

(k) Research and Development Costs   Research and development costs are charged to expense as incurred.  Research and development costs mainly consist of remuneration for the research and development staff and material costs for research and development.  The Company incurred $308,325 and $80,071 for the years ended December 31, 2011 and 2010, respectively.

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

(o) Foreign Currency Translation   Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rate of exchange prevailing during the year.  The related transaction adjustments are reflected in “Accumulated other comprehensive income/(loss)” in the stockholders’ equity section of the Company consolidated statement of financial position.

The average monthly exchange rate and closing rate for year ended and as of December 31, 2011 were RMB 6.4475 and RMB 6.2939 to one USD, respectively, and the average monthly exchange rate and closing rate for the year ended and as of December 31, 2010 were RMB 6.7604 and RMB 6.6000 to one USD, respectively.

(p) Comprehensive Income   The Company has adopted ASC 220 “Comprehensive Income.”  This statement establishes rules for the reporting of comprehensive income and its components.  Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statements of Income and the Consolidated Statement of Stockholders’ Equity.

(q) Financial Instruments with Characteristics of both Liabilities and Equity   The Company accounts for its Series A Preferred Stock in accordance with ASC 480 “Distinguishing Liabilities from Equity” and ASC 815 “Derivatives and Hedging.”  We have determined that our Series A Preferred Stock is not mandatorily redeemable.  Accordingly, the Company accounts for the Preferred stock as permanent equity.

(r) Non-controlling interest in consolidated financial statements   In December 2007, the FASB issued authoritative guidance related to noncontrolling interests in consolidated financial statements, which was an amendment of ARB No. 51.  This guidance is set forth in Topic 810 in the Accounting Standards Codification (ASC 810).  ASC 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This accounting standard is effective for fiscal years beginning after December 15, 2008.

(s) Impact of New Accounting Standards   We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or disclosures.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Incentive Share and After-Tax Profit Targets

As an additional payment under the Allied Moral Holdings Securities Exchange Agreement, the previous holders of common stock of Allied Moral Holdings would be issued, on an all or none basis, 309,525 shares of common stock each year over three years (up to an aggregate of 928,575 shares of common stock), if on a consolidated basis, the Company has after-tax profits in the following amounts for the indicated periods:

Years Ending December 31,	After-tax Profit in USD
2009	18,500,000
2010	26,200,000
2011	34,060,000

The after-tax profit goals were not achieved for the years ended December 31, 2011, 2010 and 2009.  Therefore, no additional shares of common stock were issued pursuant to the Securities Exchange Agreement.

Results Of Operations

	For the Years Ended December 31

		% of		% of
	2011	Revenues	2010	Revenues
			(Restated)
Revenues	$7,881,270	100.00	$8,636,573	100.0
Cost Of Revenues	1,926,006	(24.44)	2,176,184	(25.20)
Gross Profit On Current Year’s Sales	5,955,264	75.56	6,460,389	74.80
Less: Deferred profit on current year’s sales	(389,775)	(4.95)	(801,603)	(9.28)
Realized gross profit on current year’s sales	5,565,459	70.62	5,658,786	65.52
Add: Gross profit realized prior years’ sales	2,214,598	28.10	1,421,317	16.46
Total Gross Profit On Sales	7,780,087	98.71	7,080,103	82.00
Operating Expenses
Selling	379,709	4.82	281,927	3.26
General and administrative	4,117,733	52.25	3,382,617	39.17
Research and development costs	308,325	3.91	80,071	.93
Total Operating Expenses	4,805,767	60.98	3,744,615	43.36
Operating Income	2,974,320	37.74	3,335,488	38.62
Other income (expense)	1,952,054	24.77	41,031	0.48
Income Before Income Taxes	4,926,374	62.51	3,376,519	39.10
Income tax expense	737,456	9.36	796,213	9.22
Net Income Before Controlling Interests	4,188,918	53.15	2,580,306	29.88
Net loss attributable to Non-Controlling Interests	287,573	3.65	215,574	2.50
Net Income	$4,476,491	56.80	$2,795,880	32.37

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010.

Operating revenues

For the year ended December 31, 2011, total product sales and service revenues were $7,881,270, a decrease of $755,303 or 8.75%, compared to $8,636,573 for the prior year.  This decrease in revenues was attributed to a decrease in product sales in 2011 compared with 2010.

Total revenues from product sales were $861,660 for 2011, a decrease of $1,603,677 or 65.05%, compared to $2,465,337 for the prior year.  We sold one unit in 2011 and three units in 2010.

Total service revenues were $6,433,560 for 2011, an increase of $262,324 or 4.25%, compared to $6,171,236 for the prior year.  The increase in service revenue in 2011 was due to the entering into a new service contract.

We recognized operating rights revenue from the medical centers amounting to $586,050 in 2011.

Revenue Backlog

Revenue backlog represents the total amount of unrecognized revenue associated with existing purchase orders for our products.  Any deferral of revenue recognition is reflected in an increase in backlog as of the end of that period.  The backlog as of December 31, 2011 amounted to $1.03 million, representing a decrease of $7.91 million or 88.48%, compared to $8.94 million as of December 31, 2010.  The backlog has decreased but remained in place in large part due to the newly installation in the last quarter of 2011 and regulatory approval delays concerning clients’ facility preparation as necessary to install our products, which caused some of the units to stay in our backlog longer than we expected.  Subject to any further delays in obtaining regulatory approval, we anticipate that the installation of the first LINAC in Peru will be further delayed and no definitive completion date can be determined.

The purchase orders are not cancellable and are subject to certain conditions, including but not limited to, customers obtaining regulatory approval from their local government for our products.  Notwithstanding, we expect the purchase orders comprising the revenue backlog to be installed during 2012.

Below is a summary of our revenue backlog broken down by product, unit price, quantity and total amount owed as of December 31, 2011, based on an exchange rate of 6.2939 RMB per dollar:

Products	Unit Price (RMB)	Quantity	Total Amount (RMB)	Value of Backlog (USD)
LINAC	6,500,000	1	6,500,000	1,032,746

Cost of revenues

The total cost of revenues amounted to $1,926,006 for the year ended December 31, 2011, a decrease of $250,178 or 11.5%, compared to $2,176,184 for the prior year.  The decrease in cost of revenues was due to less products sold during 2011 compared to the prior year.

Cost of revenues for our equipment sales amounted to $547,693 and $1,663,734 for the years ended December 31, 2011 and 2010, respectively.  Cost of revenues consisted primarily of materials, parts and labor for our equipment sales.

Cost of revenues for our maintenance and services amounted to $530,688 and $512,450 for the years ended December 31, 2011 and 2010, respectively.  Cost of revenues for maintenance and services consisted primarily of parts and labor as need.

Cost of revenues for our operating rights amounted to $847,625 for the year ended December 31, 2011.  Cost of revenues consisted of depreciation and amortization charges.  No costs of revenues were incurred during the year ended December 31, 2010 since the operating rights were acquired on March 30, 2011.

Gross Profit

For the year ended December 31, 2011, we adopted the cost recovery method for recognizing gross profit from the sale of our medical equipment and retroactively applied for the year ended December 31, 2010 which has been restated as set forth in Note 2 to our financial statements.  Under the cost recovery method, the gross profit received from the sales of equipment would not be recorded as income until all of cost of sales has been recovered through cash receipts.

As a percentage of total revenues, the overall gross profit percentage slightly increased to 75.56% for the year ended December 31, 2011 from 74.8% for the prior year.  The overall gross profit percentages are before adjustments due to deferred profit and deferred profit recognized from previous years as discussed below. Gross profit from the sale of our products were 45.48% and 33.95% for the years ended December 31, 2011 and 2010.  Gross profit from the sale of products increased from the prior year due to higher gross profit margin related to LINAC.  Gross profit from the sale of our maintenance service contracts were 97.25% and 96.83% for the years ended December 31, 2011 and 2010.  Gross margins from the sale of our maintenance service contracts slightly increased from the prior year.
We had a negative gross profit related to revenues from operating rights for the year ended December 31, 2011.

Deferred profit was $389,775 and $801,603 for the years ended December 31, 2011 and 2010 and deferred profit recognized from previous year amounted to $2,214,598 and $1,421,317 for the years ended December 31, 2011 and 2010.  Deferred profit recognized from previous years represents the amounts collected on accounts receivable in excess of equipment costs.

Operating expenses

Sales and marketing expenses.  Sales and marketing expenses consist primarily of salaries and related expenses for personnel engaged in sales, marketing and customer support functions and costs associated with advertising and other marketing activities.

Sales and marketing expenses were $379,709 for the year ended December 31, 2011, an increase of $ 97,782 or 34.68%, compared to $281,927 for the prior year.  The increase was due to increase in salaries and welfare expense of sales persons and increased activities related to the sale of future products.

We expect that our selling expenses will increase above the 2011 levels as we increase our efforts to expand sales, particularly internationally, where our brand is not as well known, and the resulting resources devoted to establish a presence in new markets will be greater.

General and administrative expenses.   General and administrative expenses consist primarily of salaries and benefits and related costs for our administrative personnel and management, fees and expenses of our outside advisers, including legal, audit and valuation expenses, expenses associated with our administrative offices.  General and administrative expenses amounted to $4,117,733 for the year ended December 31, 2011, an increase of $735,118 compared to $3,382,617 for the prior year, representing an increase of 21.73%.  The general and administrative expenses increase primarily due to increase in salaries and welfare expense of administrative staff.

Research and development expenses.  Research and development expenses include employee compensation, materials consumed and experiment expenses for specific new product research and development, and any expenses incurred for basic research on advanced technologies.  Research and development expenses were $308,325 for the year ended December 31, 2011, compared to $80,071 for the prior year.  This increase was mainly due to the increase in our research and development activities during 2011.  As discussed above, our research and development in product development, including the development of our MLC, linear accelerator and SGS-1+ device, was curtailed during 2011 due to the unavailability of financial resources.  However, subject to the availability of funds, we intend to focus our future research and development efforts on working with our partner to develop a new biopsy and brachytherapy for treatment of breast cancer.

Other Income/(Expenses)

Other income was $1,952,054 for the year ended December 31, 2011 compared to $41,031 for the prior years.  The increase in other income during the year ended December 31, 2011 can be attributed primarily to a reversal of provision of doubtful debts of $1,143,326 and no interest expense being recognized during the year ended December 31, 2011 as compared to the prior year.

Income tax provision

Income tax expense was $743,456 and $796,213 for the years ended December 31, 2011 and 2010, respectively.  Our effective tax rate was 15% for the year ended December 31, 2011, compared to 23.6% for the year ended December 31, 2010.  Our overall effective tax rate is based on the combination of income taxes incurred by each of our subsidiaries based on their jurisdiction of incorporation.  In addition to each jurisdiction that may have a different tax rate, certain jurisdictions may also have certain tax incentives for a period of time that may further reduce taxes.  See note 18 to our consolidated financial statements.

Net income

For the year ended December 31, 2011, the Company’s net income amounted to $4,476,491, an increase of $1,680,611 or 60.11%, compared to $2,795,880 for the prior year.  This increase was attributable primarily to the increase in gross profit as a result of payments  received on our accounts receivables and a reversal of provision of doubtful debts during 2011.

Comprehensive Income

For the year ended December 31, 2011, the Company’s comprehensive income amounted to $5,899,569, an increase of $2,226,963 or 60.64% compared to $3,672,606 for the prior year.  The increase was due to an increase in net income and foreign currency translation adjustments over the period.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are from cash reserves, current assets such as accounts receivable and from operating activities including the sale of our products and comprehensive post-sales services fees for our products.  Based on the forgoing, we believe that we have sufficient working capital to meet our needs for the year 2012.

As further discussed in detail below, we have historically been unable to collect our accounts receivables on a timely basis.  Although we believe that our customers will eventually pay their accounts receivables, these delays in payments have strained our cash flow and restricted our growth and operations.

As of December 31, 2011, we had total assets of $31,197,922.  Our cash was $392,423, current portion accounts receivable were $ 5,558,634, prepaid expenses and current portion other receivables were $ 2,737,893 and inventories were $4,705,687.  Working capital was $8,565,888.  The current ratio was approximately 2.77.  The quick ratio was approximately 1.80.  Our present policy is to apply cash to our current operations.  Consequently, we have not paid and do not expect to pay dividends on our Common Stock in the foreseeable future.  We do not have any outstanding long term or short term bank loans.

Net cash provided by operating activities totaled $651,928 for the year ended December 31, 2011, an increase of $1,276,052 from net cash used in operating activities of $624,124 for the prior year.  This increase net cash provided by operating activities resulted primarily from collection on our outstanding accounts receivables.

The delay in receipt of customer payments places pressure on our working capital requirements.  In particular, our two major customers (“Customer A” and “Customer B”) collectively accounted for 100% and 100% of our accounts receivable as of December 31, 2011 and 2010.  During the year ended December 31, 2011, Customer A paid approximately $9.76 million on its accounts receivable (which include a set off of $7.79 million by acquiring assets from the customer) and as of December 31, 2011 had an outstanding balance of approximately $6.67  million (with provision for bad debts of approximately $0.44 million).  Of Customer A’s outstanding accounts receivable balance as of December 31, 2011, 77.78% related to the providing of services and 22.22% related to product sales.  During the year ended December 31, 2011, Customer B paid approximately $3.03 million on its accounts receivable and as of December 31, 2011 had an outstanding balance of $2.88 million (with provision for bad debts of approximately $0.30 million.  Of Customer B’s outstanding accounts receivable balance, 100% related to the providing of services.  Although we do not yet have an exact payment schedule or a written collection policy, we seek to collect on these outstanding accounts receivables by reviewing our customers’ business operations and financial situation, and having meetings and paying regular visits to our customers and their customers to seek payment on our accounts.  Due to these efforts, and our prior positive history with our customers, we are confident that we will collect our accounts receivable owed by these customers.  In addition, although legal action is available, the duration and outcome of litigation is inherently uncertain, particularly in the PRC, where the civil justice system continues to evolve.

Even though we believe that our accounts receivable are collectible from our customers, of the accounts receivable outstanding as of December 31, 2011 and 2010, 60.57% and 58.8% of such accounts receivable, respectively, were more than 365 days.  Accordingly, we reclassified that portion of the accounts receivable more than 365 days as a long-term asset.  See note 2 to our financial statements.  This reclassification has no effect to the total assets or to our consolidated statements of income.

The decrease in prepaid expense and other receivables was attributed to a decrease in payments made to our manufacturing suppliers for parts and services needed to manufacture the radiotherapy units that comprise our backlog.

Net cash used in investing activities was $640,753 and $35,519 for the year ended December 31, 2011 and 2010, respectively.  The cash used in investing activities primarily related to capital expenditures on property ,plant and equipment and intangible assets.

There were no cash flows from financing activities for the year ended December 31, 2011 and the increase of $90,000 in 2010 related to an advance from a related party.

In order for us to implement our current business growth strategy, we will need additional capital to finance a number of expansion initiatives.  No assurance can be given that we will be able to raise such additional capital, or if raised, that it will be on favorable terms.  In the event that we are unable to raise capital, we may not be able to complete some or any of our expansion initiatives.

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

Item 9.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011.  As discussed below, the Company had to restate its financial statements in connection with the accounting for revenue recognition.  In light of the restatement, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures employed at the Company were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Our contracts for the sale of equipment provide for the customer to make a deposit at the time that the order is placed and to make progress payments at various stages of the manufacturing, shipping, installing and testing process, typically with the final 10% payment due 12 months after the distributor accepts the product as meeting the customer’s specifications.  We have rarely collected payments under those stated terms and our customers have historically made most of its payments following the installation of the equipment and payments received from customers’ clients who are primarily hospitals and medical centers.  As a result in delays in collecting accountants receivable, we have decided to recognize gross profit using the cost recovery accounting method, and, accordingly have restated our financial statements for the year ended December 31, 2010.

Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2011.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  The Company’s internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to rules that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls Over Financial Reporting

In light of the restatement, the Company anticipates that there will be changes to our internal controls over financial reporting that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.     Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The following table and sets forth the names and ages as of December 31, 2011 of all of our directors and executive officers.  The Board of Directors is comprised of only one class.  All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.  Except for Mr. Huang being the brother-in-law of Mr. Hui, there are no family relationships among directors and executive officers.

Mr. Li is our sole “independent” director as defined under the Nasdaq Stock Market rules.  Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under United States Federal securities laws.

Name	Age	Position
Hui Xiaobing	59	Chairman and CEO
Huang Jian	56	Vice President and Director
Richard Shen	47	Chief Financial Officer, Current Corporate Secretary
Cui Zhi	43	Chief Technology Officer
Tang Shucheng	50	Director of Marketing
Li Daxi	65	Director

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

Code of Conduct and Ethics

We have not yet adopted a Code of Conduct and Ethics that applies to all of our employees, officers and directors.  We may consider adopting a Code of Conduct and Ethics in the future.

Nominations to the Board of Directors

There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

Our Board of Directors has established an Audit Committee in accordance with section 3(a)(58)(A) of the Exchange Act, which currently consists of Li Daxi, Hui Xiaobing and Huang Jian.  Dr. Li Daxi satisfies the independence requirements established by the Nasdaq Marketplace rules.  The Audit Committee conducts an annual review of the committee’s overall performance.  The primary purpose of the Audit Committee is to oversee our accounting and financial reporting processes and the function of the Audit Committee includes retaining our independent auditors, reviewing their independence, reviewing and approving the planned scope of our annual audit, reviewing and approving any fee arrangements with our auditors, overseeing their audit work, reviewing and pre-approving any non-audit services that may be performed by them, reviewing the adequacy of accounting and financial controls, reviewing our critical accounting policies and reviewing and approving any related party transactions.  The Audit Committee held three meetings during the fiscal year ended December 31, 2011.

Audit Committee Financial Expert

Our Board of Directors has determined that Li Daxi is an “audit committee financial expert,” as defined in Section 401(h) of Regulation S-K.  As disclosed above, Li Daxi is “independent,” as defined by the Nasdaq Stock Market rules.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth the information, on an accrual basis, with respect to the compensation of our Chief Executive Officer and Chief Financial Officer for the years ended December 31, 2011 and 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings	All Other Compen- sation ($)	Total ($)

Hui Xiaobing,	2011	$62,071	0	0	0	0	0	0	$62,071
Chief Executive Officer	2010	$56,866	0	0	0	0	0	0	$56,866

Huang Jian,	2011	$39,085	0	0	0	0	0	0	$39,085
Vice President	2010	$35,542	0	0	0	0	0	0	$35,542

Richard Shen	2011	$27,918	0	0	0	0	0	0	$27,918
Chief Financial Officer and Corporate Secretary	2010	$37,719	0	0	0	0	0	0	$37,719

Employment Agreements

None of our executive officers have employment agreements.

Equity Awards

During the last fiscal year, we did not granted any stock options or Stock Appreciation Rights (“SARS”) to any executive officers listed in the table above.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers, directors or employees have exercised options or SARs during the last fiscal year.  There are no outstanding SARS for any executive officer listed in the table above.

Stock Option Plan

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

Compensation of Directors

Each director (other than the Chair of the Compensation Committee or Audit Committee) receives $3,000 per month and a stock option to purchase 30,000 shares vesting quarterly over a period of three years.  The Chair of the Compensation Committee will receive $3,500 per month and options for 36,000 shares (with the same vesting schedule as the other directors) and the Chair of the Audit Committee will receive $4,000 per month and options for 36,000 shares (with the same vesting schedule as the other directors).  While the Company has agreed to compensate our outside directors for their service through a combination of cash and stock options as discussed above, and to reimburse their expenses incurred in performing their duties, we have not made any payment to our directors nor have we awarded any stock options in 2010 except as noted below. Directors who are also employees of the Company are not compensated as serving as directors.

The following table sets forth compensation paid to our non-executive directors for the fiscal year ended December 31, 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)

Li Daxi	$36,000	$0	$0	$0	$0	$0	$36,000

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

As of March 31, 2012, we had a total of 14,128,673 shares of common stock outstanding and 202,057 shares of Series A Preferred Stock issued and outstanding.  Each share of Series A Preferred Stock is convertible into 10.5042 shares of common stock, and the 202,057 shares of Series A Preferred Stock outstanding will convert into 2,122,447 shares of common stock in the aggregate.

Common Stock

The following table sets forth, as of March 31, 2012: (a) the names and addresses of each beneficial owner of more than five percent of our common stock known to us, the number of shares of common stock beneficially owned by each such person, and the percent of our common stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares our common stock beneficially owned, and the percentage of our common stock so owned, by each such person, and by all of our directors and executive officers as a group.  Unless otherwise indicated, the business address of each of our directors and executive offices is c/o Huiheng Medical, Inc., Huiheng Building, Gaoxin 7 Street South, Keyaunnan Road, Nanshan District, Shenzhen Guangdong, P.R. China 51807.  Each person has sole voting and investment power with respect to the shares of our common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner (Includes Management)	Shares Owned Beneficially	Percentage Ownership

Hui Xiaobing (1)	11,750,000	83.16%

Huang Jian	0	0

Richard Shen	0	0

Cui Zhi	0	0

Tang Shucheng	0	0

Li Daxi	20,000(2)	*

All Officers & Directors as a Group (7 people)	11,770,000	83.31%
*  Owns less than 1% of our securities.
(1)  Includes shares held by Clear Honest International Limited, a company controlled by Mr. Hui Xiaobing, our Chief Executive Officer.
(2)  Represents stock options exercisable at March 31, 2012 or within sixty (60) days of March 31, 2012.

Preferred Stock

The following table sets forth, as of March 31, 2012, the names and addresses of each beneficial owner of more than five percent (5%) of our Series A Preferred Stock known to us, the number of shares of Series A Preferred Stock beneficially owned by each such person, the percent of the Series A Preferred Stock so owned, and the number of shares of common stock issuable upon conversion of the Series A Preferred Stock.  To our knowledge, none of our directors or executive officers have any direct or beneficial ownership interest in shares of Series A Preferred Stock or shares of common stock issuable upon conversion of the Series A Preferred Stock:

Name and Address	Shares of Series A Preferred Beneficially Owned	Percentage Ownership	Shares of Common Stock Issuable on Conversion

Dian Bo Xiang 613, 6 Rd. Six Zizhu Avenue Futian District, Shenzhen Guangdong PRC	186,394	92.25%	1,957,920

Hanover Overseas Fund/ OHL Ltd. Level 2, 20 Augustus Terrace Parnell, Auckland 1142 New Zealand	15,663	7.75%	164,527

Securities Authorized for Issuance under Equity Compensation Plans

See Item 5 for this information.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

A summary of related party payables at December 31, 2011 and 2010 is as follows:
	December 31, 2011	December 31, 2010
		(Restated)

Due to a former shareholder of Allied Moral (a)	$26,641	$25,405
Hui Xiaobing (Director of the Company) (b)	377,110	359,620
	$403,751	$385,025
(a)  Pursuant to the 2007 share redemption as well as advances related to the acquisition of Changdu Huiheng.
(b)  In June 2010, for acquiring the new subsidiary, Portola Medical Inc, Hui Xiaobing paid the consideration and related expense on behalf of the Company.

We believe that Mr. Li. is an independent director as defined under the Nasdaq Stock Market rules.

Item 14. Principal Accounting Fees and Services

Our Audit Committee has responsibility for the appointment, compensation and oversight of the work of our independent registered public accounting firm, UHY Vocation HK CPA Limited (“UHY”).  We retained the firm of UHY as our Independent Registered Public Accounting Firm for the fiscal year ended December 31, 2011.

Audit Fees

For the fiscal years ended December 31, 2011 and 2010, the aggregate fees billed for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-Q and the services provided in connection with the statutory and regulatory filings or engagements for those fiscal years and registration statements filed with the SEC were $155,500 and $120,000, respectively.

Audit-Related Fees

For the fiscal years ended December 31, 2011 and 2010, there were no fees billed for the audit or review of the financial statements that are not reported above under Audit Fees.

Tax Fees

For the fiscal years ended December 31, 2011 and 2010, fees billed for tax compliance services were $25,739 and $5,404, respectively.

All Other Fees

For the fiscal years ended December 31, 2011 and 2010, there were no fees billed for services other than services described above.

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

PART IV.

Item 15.  Exhibits, Financial Statements and Schedules.

The following documents are filed as part of this Annual Report:

(a)(1)  Financial Statements:

(a)(3)  Exhibits:

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

10.5	Transfer Agreement – Sheng’an Hospital in Lianyungang (Incorporation by reference to Exhibit 10.8 to Amendment No. 2 to Form 10-Q for the Quarter Ended March 31, 2011 as filed on October 20, 2011)

10.6	Transfer Agreement – Dali 60 Hospital (Incorporation by reference to Exhibit 10.9 to Amendment No. 2 to Form 10-Q for the Quarter Ended March 31, 2011 as filed on October 20, 2011)

10.7	Transfer Agreement - Huici Hospital in Heze (Incorporation by reference to Exhibit 10.10 to Amendment No. 2 to Form 10-Q for the Quarter Ended March 31, 2011 as filed on October 20, 2011)

10.8	Transfer Agreement – Liaocheng Hospital (Incorporation by reference to Exhibit 10.11 to Amendment No. 2 to Form 10-Q for the Quarter Ended March 31, 2011 as filed on October 20, 2011)

10.9	Agreement for Debts Settlement with Shenzhen Jiancheng Investment Co., Ltd. (Incorporated by reference to the Exhibit 10.2 to the Form 8-K filed with the SEC on June 23, 2011)

10.10
Joint Venture Agreement among Allied Moral, Intact Medical corporation a d BMG Diamond Holdings Incorporated.  (Incorporation by reference to Exhibit 10.1 to Amendment No. 2 to Form 8-K for the reported date of September 6, 2011 as filed the Commission on December 14, 2011 and for which portions were omitted pursuant to confidential treatment)

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

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Huiheng Medical, Inc.,
a Nevada corporation

Date: April 15, 2012	By:	/s/ Hui Xiaobing
Hui Xiaobing
Chief Executive Officer (Principal Executive Officer)

Date: April 15, 2012	By:	/s/ Richard Shen
Richard Shen
Chief Financial Officer (Principal Financial & Accounting Officer)

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature(s)	Title(s)	Date

/s/ Hui Xiaobing
Hui Xiaobing	Chairman, Chief Executive Officer (Principal Executive Officer)	April 15, 2012

/s/ Huang Jian
Huang Jian	Director	April 15, 2012

/s/ Li Daxi
Li Daxi	Director	April 15, 2012

/s/ Richard Shen
Richard Shen	Chief Financial Officer (Principal Financial & Accounting Officer)	April 15, 2012

HUIHENG MEDICAL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
HUIHENG MEDICAL INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Huiheng Medical Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial positions of the Huiheng Medical Inc. and its subsidiaries as of December 31, 2011 and 2010, the consolidated results of its operations and its consolidated cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2, the Company has restated its consolidated financial statements as of and for the year ended December 31, 2010 to account for the sales of equipment under the cost recovery method instead of the accrual method.

/s/  UHY VOCATION HK CPA LIMITED
      UHY VOCATION HK CPA LIMITED
      Hong Kong, the People’s Republic of China

      April 23, 2012

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN US DOLLARS)

	December 31,	December 31,
	2011	2010
		(Restated)
ASSETS
CURRENT ASSETS:
Cash	$392,423	$294,542
Accounts receivable	5,558,634	8,130,681
Prepaid expenses	2,479,103	2,743,602
Other receivables, net of allowance for doubtful accounts of nil and $757,576 as of December 31, 2011 and 2010, respectively	258,790	109,519
Inventories	4,705,687	2,832,282
Total Current Assets	13,394,637	14,110,626

ACCOUNTS RECEIVABLE, net of allowance for doubtful accounts of
$2,059,613 and $1,451,364 as of December 31, 2011 and 2010 respectively; net of deferred gross profit of $389,775 and $801,603 as of December 31, 2011 and 2010, respectively	4,031,331	5,286,563
PREPAID EXPENSES, net of current portion	970,964	1,216,841
INVESTMENT IN AFFILIATE	262,951	137,032
PROPERTY, PLANT AND EQUIPMENT, NET	4,103,183	2,419,348
LAND USE RIGHT, NET	977,560	952,057
INTANGIBLE ASSETS, NET	7,457,296	962,202
Total Assets	$31,197,922	$25,084,669

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,099,919	$1,266,774
Due to related parties	403,751	385,025
Income tax payable	929,789	974,328
Accrued liabilities and other payables	2,395,290	1,740,226
Total Current Liabilities	4,828,749	4,366,353

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; Designated 300,000 shares of Series A convertible preferred stock; 202,057 shares and 211,390 shares issued and outstanding with liquidation preference of $7,577,138 and $7,927,125 at December 31, 2011 and 2010 respectively	$202	$211
Common stock, $0.001 par value; 74,000,000 shares authorized; 23,828,673 shares issued and 23,730,637 shares outstanding at December 31, 2011 and 2010	23,829	23,731
Treasury stock, 9,700,000 common shares, at cost	(9,700)	(9,700)
Additional paid-in capital	7,498,086	7,498,086
Statutory surplus reserve	2,157,046	1,676,867
Retained earnings	11,963,681	7,967,458
Accumulated other comprehensive income	4,056,314	2,633,236
Total Huiheng's stockholders' equity	25,689,458	19,789,889
Non-controlling interests	679,715	928,427
Total Stockholders' Equity	26,369,173	20,718,316
Total Liabilities and Stockholders' Equity	$31,197,922	$25,084,669

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN US DOLLARS)

	For The Years Ended
	December 31,
	2011	2010
		(Restated)

REVENUES	$7,881,270	$8,636,573

COST OF REVENUES	(1,926,006)	(2,176,184)
GROSS PROFIT ON CURRENT YEARS’ SALES	5,955,264	6,460,389

Less: Deferred gross profit on current year’s sales	(389,775)	(801,603)
Realized gross profit on current year’s sales	5,565,489	5,658,786
Add: Gross profit realized from prior years’ sales	2,214,598	1,421,317
TOTAL GROSS PROFIT ON SALES	7,780,087	7,080,103
OPERATING EXPENSES:
Sales and marketing expenses	(379,709)	(281,927)
General and administrative expenses	(4,117,733)	(3,382,617)
Research and development costs	(308,325)	(80,071)
Total Operating Expenses	(4,805,767)	(3,744,615)

OPERATING INCOME	2,974,320	3,335,488

OTHER INCOME / (EXPENSES):
Other income	691,748	150,952
Interest income	586	293
Interest expenses	-	(253,876)
Reversal of provision for doubtful debts	1,143,326	31,950
Gain on business acquisition	-	21,508
Equity in income of affiliate	116,394	90,204
Total Other Income / (expenses)	1,952,054	41,031

NET INCOME BEFORE INCOME TAXES	4,926,374	3,376,519
INCOME TAXES	(737,456)	(796,213)

NET INCOME BEFORE ATTRIBUTION OF
NON-CONTROLLING INTERESTS	4,188,918	2,580,306

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTERESTS	287,573	215,574

NET INCOME ATTRIBUTABLE TO HUIHENG’S SHAREHOLDERS	$4,476,491	$2,795,880

EARNINGS PER SHARE
- Basic	$0.32	$0.20
- Diluted	$0.28	$0.17

Weighted Common Shares Outstanding
- Basic	14,044,604	13,960,476
- Diluted	16,223,563	16,251,113

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN US DOLLARS)

	For The Years Ended
	December 31,
	2011	2010

Net income	$4,188,918	$2,580,306

Other comprehensive income
Foreign currency translation gain	1,461,239	909,700

Comprehensive income	$5,650,157	$3,490,006
Add: Comprehensive loss attributable to non-controlling interests	249,412	182,600

Comprehensive income attributable to Huiheng's shareholders	$5,899,569	$3,672,606

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME
(IN US DOLLARS)

	Series A Preferred Stock		Common Stock		Treasury Stock
	Number of		Number of		Number of		Additional Paid-in	Statutory surplus	Retained	Accumulated Other Com- prehensive	Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	reserve	Earnings	Income	interest	Equity

Balance, December 31, 2009 (restated)	220,467	$220	23,635,290	$23,635	(9,700,000)	$(9,700)	$7,498,086	$1,310,516	$5,538,016	$1,756,510	$1,111,027	$17,228,310

Comprehensive income:
Net income/(loss)	-	-	-	-	-	-	-	-	2,795,880	-	(215,574)	2,580,306
Foreign currency translation gain	-	-	-	-	-	-	-	-	-	876,726	32,974	909,700

Issuance of common stock in connection with conversion of preferred stock	(9,077)	(9)	95,347	96	-	-	-	-	(87)	-	-	-

Appropriation to statutory reserves	-	-	-	-	-	-	-	366,351	(366,351)	-	-	-

Balance, December 31, 2010 (restated)	211,390	211	23,730,637	23,731	(9,700,000)	(9,700)	7,498,086	1,676,867	7,967,458	2,633,236	928,427	20,718,316

Comprehensive income:
Net income/(loss)	-	-	-	-	-	-	-	-	4,476,491	-	(287,573)	4,188,918
Foreign currency translation gain	-	-	-	-	-	-	-	-	-	1,423,078	38,161	1,461,239

Issuance of common stock in connection with conversion of preferred stock	(9,333)	(9)	98,036	98	-	-	-	-	(89)	-	-	-

Contribution from non-controlling shareholders of subsidiary	-	-	-	-	-	-	-	-	-	-	700	700

Appropriation to statutory reserves	-	-	-	-	-	-	-	480,179	(480,179)	-	-	-

Balance, December 31, 2011	202,057	$202	23,828,673	$23,829	(9,700,000)	$(9,700)	$7,498,086	$2,157,046	$11,963,681	$4,056,314	$679,715	$26,369,173

See accompanying notes to the consolidated financial statements.

UIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN US DOLLARS)
	For The Year Ended
	December 31,
	2011	2010
		(Restated)
Cash flows from operating activities:
Net income before attribution of non-controlling interests	$4,188,918	$2,580,306
Net loss attributable to non-controlling interests	287,573	215,574
Total Huiheng's net income	4,476,491	2,795,880
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation of property, plant and equipment	401,480	249,185
Loss on write off of fixed assets	28,428	-
Amortization of land use right	20,304	19,364
Amortization of intangible assets	809,638	89,585
Recovery of bad debts	(1,143,326)	(31,951)
Bad debt expense	915,083	594,491
Equity in income of affiliate	(116,394)	(90,204)
Gain on acquisition of subsidiary	-	(21,508)
Interest expense	-	253,876
Deferred revenue	(1,824,823)	(619,714)
Non-controlling interests	(287,573)	(215,574)
Changes in assets and liabilities:
Accounts receivable	(1,669,674)	(4,065,076)
Prepaid expenses and other receivables	487,473	819,386
Inventories	(1,694,310)	(1,472,382)
Accounts payable	(223,020)	422,235
Income tax payable	(89,735)	584,696
Accrued liabilities and other payables	561,886	63,587
Net cash provided by/(used in) operating activities	651,928	(624,124)

Cash flows from investing activities:
Capital expenditures on addition of property, plant and equipment	(560,102)	(35,519)
Capital expenditures on addition of intangible assets	(80,651)	-
Net cash used in investing activities	(640,753)	(35,519)

Cash flows from financing activities:
Advance from related party	-	90,000
Net cash provided by financing activities	-	90,000

See accompanying notes to the consolidated financial statements.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN US DOLLARS)
	For The Year Ended
	December 31,
	2011	2010
		(Restated)
Net increase/(decrease) in cash	11,175	(569,643)

Effect on change of exchange rates	86,706	779,223
Cash as of January 1	294,542	84,962
Cash as of December 31	$392,423	$294,542

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income tax paid	$864,579	$238,472

Non-Cash Investing and Financing Transactions:
Acquisition of medical equipment and certain operating rights from
a customer in lieu of outstanding accounts and other receivables	$8,246,415	$-

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

The authorized shares of H & I consists of 2,000 shares of Common Stock, 300 non-voting series A preferred shares and 700 non-voting series B preferred shares with a par value $0.001 per share. As of December 31, 2011, 1,000 common stock and 1,000 preferred shares were issued and outstanding. Under the Agreement, Allied Moral invested 650 shares of common stock and 650 shares of series B preferred shares in H & I at $1 per share with the total consideration of $1,300.

NOTE 2 – RESTATEMENT

The consolidated financial statements as of and for the year ended December 31, 2010 were originally issued on June 30, 2011 and were subsequently included in the Company's Amendment No.1 to the report on Form 10K/A filed on August 30, 2011.  The discussion of the restatement below describes the cumulative changes between these 2010 financial statements and those originally issued on June 30, 2011.

The consolidated financial statements as of and for the year ended December 31, 2010, as previously issued, have been restated to account for the sales of equipment  under the cost recovery method instead of the accrual method until such receivable is settled.  The deferred profit not yet recognized is offset against the related receivable on the balance sheet.

The following financial statement line items were affected by the restatement:

Consolidated Balance Sheet as of December 31, 2010

	As previously
	reported	As restated	Effect of change

Accounts receivable, current portion	$8,130,681	$8,130,681	$-
Accounts receivable, non-current portion	11,617,798	5,286,563	(6,331,235)
Retained earnings	14,298,693	7,967,458	(6,331,235)

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 2 – RESTATEMENT (…/Cont’d)

Consolidated Statement of income for the year ended December 31, 2010

	As previously
	reported	As restated	Effect of change

Revenue	$8,636,573	$8,636,573	$-
Cost of revenue	(2,176,184)	(2,176,184)	-
Gross profit on current year’s sales	6,460,389	6,460,389	-
Less: Deferred profit on current year’s sales	-	(801,603)	(801,603)
Add: Gross profit realized from prior years’ sales	-	1,421,317	1,421,317
Total gross profit on sales	6,460,389	7,080,103	619,714
Operating income	2,715,774	3,335,488	619,714
Net income before taxes	$2,756,805	$3,376,519	$619,714
Net income attributable to Huiheng’s shareholders	$3,376,519	$2,795,880	$(580,639)
Earnings per share
Basic	$0.16	$0.20	$0.04
Diluted	$0.13	$0.17	$0.04

NOTE 3 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Summary of significant accounting policies

Basis of Presentation

The consolidated financial statements include all accounts of the Company and its wholly-owned and majority-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

The accompanying audited consolidated financial statements and related notes have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP).
The consolidated financial statements include all accounts of the Company and its wholly-owned subsidiaries.  All material inter-company balances and transactions have been eliminated.

Estimates

The preparation of the financial statements in accordance with US GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the years. Significant items subject to such estimates and assumptions include the recoverability of the carrying amount and the estimated useful lives of long-lived assets; valuation allowances for receivables and realizable values for inventories and provision of impairment on intangible assets. Actual results could differ from those estimates in consolidation.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 3 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

Accounts receivable, net

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts, sales returns, trade discounts and value added tax. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company performs ongoing credit evaluations of its customers' financial conditions, taking into consideration the age of past due accounts and an assessment of the customers' ability to pay. The Company provided an allowance of $2,059,613 and $1,451,364 for doubtful accounts as of December 31, 2011 and 2010, respectively.

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

	December 31, 2011	December 31, 2010
		(Restated)

Accounts receivable, net consist of the following:	$9,824,755	$14,248,894
Less: Allowance for doubtful accounts	(2,059,613)	(1,451,364)
Less: Deferred Gross Profit (Year 2011)	(389,775)	-
Less: Deferred Gross Profit (Year 2010)	-	(801,603)
Add: Gross profit realized from prior years’ sales	2,214,598	1,421,317
Total	$9,589,965	$13,417,244

Accounts receivable, net consist of the following:
Accounts receivable - current	$5,558,634	$8,130,681
Accounts receivable – non-current	$4,031,331	$5,286,563

Accounts receivable

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

Accounts receivables from the Company's major customer amounting to $7,482,858 and other receivables amounting to $763,557 which in the total amount of $8,246,415 were utilized as consideration for the acquisition of certain medical equipment and certain operating rights. (see note 4)

Inventories

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

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 3 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

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

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 3 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of, if any, are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. At December 31, 2011 and 2010, the Company determined that there were no impairment loss in both years.

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
Level 3 -         Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

There was no asset or liability measured at fair value on a non-recurring basis as of December 31, 2011 and 2010.

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

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 3 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

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

The gross profit received from the sales of equipment under the cost recovery method would not be recorded as income until all cost of sales has been recovered through cash receipts. The deferred gross profit not yet recognized is offset against the related receivable on the balance sheet.

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

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 3 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

Revenue recognition

(iii)          Operating rights revenue

On March 14, 2011, Changdu Huiheng signed the contract with Jiancheng whereby, effective March 30, 2011. Changdu Huiheng acquired certain operating rights of four medical centers which operate with these medical accelerator systems in different hospitals providing radiotherapy treatment services. Pursuant to the operating rights, Changdu Huiheng will be entitled a percentage of the net income derived from the radiotherapy services provided by each medical center for seven to ten years from the date of acquisition. Effective January 1, 2011, the operating income from the medical center of Liaochang Hospital of Traditional Chinese Medicine, and effective March 1, 2011, the operating income from the other three medical centers, will be recognized. The net income will be calculated by deducting the related costs from the revenue of each medical center.

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

Research and development costs

Research and development costs are charged to expense as incurred. Research and development costs mainly consist of salary for the research and development staff and material costs for research and development. The Company incurred $308,325 and $80,071 for the years ended December 31, 2011 and 2010, respectively.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 3 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

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

	December 31, 2011	December 31, 2010

As of year ended RMB :USD exchange rate	6.2939	6.6000
Average for the year ended
RMB :USD exchange rate	6.4475	6.7604

Cash

Cash consists of cash on hand and at banks. Substantially all of the Company's cash is held with financial institutions located in the PRC. Management believes that these major financial institutions are of high credit quality.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 3 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

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

The Company has elected to use the calculated value method to account for the options issued in 2009. The Company used its historical closing price of December 31, 2011 to estimate volatility. Using the Black-Scholes-Merton option pricing model, management has determined that the options issued in 2009 have a calculated value of $0.7029 per share. Total compensation cost associated with these options was $14,049 over the three-year service period that began on the grant date. Compensation cost for the years ended December 31, 2011 and 2010 was $4,684 and $4,684 respectively. Such amount had not been recorded as it was considered immaterial.

The assumptions used and the weighted average calculated value of options are as follows for the year ended December 31, 2011:

Risk-free interest rate	1.88%
Expected dividend yield	-
Expected volatility	288.67%
Expected life in years	3.4
Service period in years	3
Weighted average calculated value of options granted	$1.3189

The following is an analysis of options to purchase shares of the Company’s stock issued and outstanding as of December 31, 2011:

		Weighted Average
	Options	Price
Options granted on June 6, 2009	30,000	$5
Exercised	-
Expired/cancelled	-
Options outstanding, as at December 31, 2010	30,000
Granted	-
Exercised	-
Expired/cancelled	-
Options outstanding, as at December 31, 2011	30,000

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 3 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

Share-based compensation (…/Cont’d)

As of December 31, 2011, options for 20,000 shares at a weighted average exercise price of $5.00 were vested and exercisable. These options have a weighted average remaining contractual term of 0.5 year. Compensation cost of approximately $1,171 had not yet been recognized on non-vested awards. The weighted average period over which it is expected to be recognized is 0.25 year.

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

The following table sets forth the computation of basic and diluted net income per common share:

	For the Year Ended December 31,
	2011	2010
		(Restated)
Net income attributable to
Huiheng’s shareholders	$4,476,491	$2,795,880

Weighted average outstanding
shares of common stock	14,044,604	13,960,476
Dilutive effect of Convertible
Preferred Stock	2,178,959	2,290,637
Diluted weighted average
outstanding shares	16,223,563	16,251,113

Earnings per common share:
Basic	$0.32	$0.20
Diluted	$0.28	$0.17

For the year ended December 31, 2011, the stock option plan granted in June 2009 to purchase 30,000 common shares were not included in diluted earnings per share because the effect would be anti-dilutive.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 3 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (…/Cont’d)

Summary of significant accounting policies (…/Cont’d)

Commitments and contingencies

From time to time, the Company may be subject to lawsuits, investigations and other claims related to operations, product, taxing authorities, environmental and other matters out of the normal course of business and is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses and fess. A determination of the amount of reserves and disclosures required, if any, for these contingencies are made after considerable analysis of each individual issue. The Company accrues for contingent liabilities when an assessment of the risk of loss is probable and can be reasonably estimated. The Company discloses contingent liabilities when the risk of loss is reasonably or portable.

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
(IN US DOLLARS)

NOTE 4 - ACQUISITION OF MEDICAL ACCELERATOR SYSTEMS AND OPERATING RIGHTS

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

At the completion of acquisition during the period, the medical accelerator systems are recognized as medical radiotherapy equipment under property, plant and equipment category. The assets were recorded at cost which amounted to $1,377,796 and depreciated with straight-line method over the estimated useful life ranging from seven to ten years.

The operating rights were recognized as intangible assets in the total amount of $6,868,620 and amortized on straight-line basis over the contractual period from seven to ten years.

Acquisition of assets at cost values which translated at closing rate of March 30, 2011 is presented as follows:

Name of hospital	Contractual period	Value of medical accelerator systems	Value of operating rights	Total

Dali 60 Military Hospital of China	93 months	$-	$2,290,671	$2,290,671
Liaocheng Hospital of Traditional
Chinese Medicine	84 months	427,592	946,811	1,374,403
Heze Huici Hospital	108 months	458,134	2,290,671	2,748,805
Lianyungang Shengan Hospital	116 months	492,070	1,340,467	1,832,537
Total		$1,377,796	$6,868,620	$8,246,416

Based on the Company’s assessment, no impairment was recognized as of December 31, 2011.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 5 – CASH

Cash represents cash in bank and cash on hand. Cash consists of the following:

	December 31, 2011	December 31, 2010
		(Restated)

Bank balances	$384,190	$291,787
Cash	8,233	2,755
	$392,423	$294,542

Cash is classified by geographical areas is set out as follows:

	December 31, 2011	December 31, 2010
		(Restated)

The PRC	$374,935	$269,904
Hong Kong	17,488	24,638
	$392,423	$294,542

Renminbi is not a freely convertible currency and the remittance of funds out of the PRC is subject to the exchange restrictions imposed by the PRC government.

NOTE 6 – INVENTORIES

Inventories consist of the following:

	December 31, 2011	December 31, 2010
		(Restated)

Raw materials	$536,895	$578,071
Work-in-progress	4,168,792	2,254,211
	$4,705,687	$2,832,282

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

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 7 – PREPAID EXPENSES

At December 31, 2011 and 2010, prepaid expenses consisted of the following:

	December 31, 2011	December 31, 2010
		(Restated)

Advances made to suppliers and other prepaid expenses	$2,174,046	$2,452,693
Construction in progress paid on behalf of landlord (a)
- current portion	305,057	290,909
	$2,479,103	$2,743,602

Non-current portion (a)	$970,964	$1,216,841

(a)
Under an agreement signed with the landlord, Shenzhen Hyper will make payment for the construction in progress of the building in advance on behalf the landlord. Meanwhile, Shenzhen Hyper signed a rental agreement with the landlord to rent the building for 20 years at about $25,420 (RMB160,000) per month. The balance of the amount due from the landlord will be used and amortized as rental expenses incurred by Shenzhen Hyper.

The expected amortization of construction in progress for the next five years and thereafter is as follows:

For the year ended
December 31,
2012	$305,057
2013	305,057
2014	305,057
2015	305,057
Thereafter	55,793
Total	$1,276,021

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 8 – OTHER RECEIVABLES

Other receivables, net, consisted of the following:
	December 31, 2011	December 31, 2010
		(Restated)
Other receivables
- loan or advance to staff for business travelling	$51,344	$38,758
- utilities and rental deposits	1,589	1,515
- prepaid expenses made by director	3,178	3,030
- H & I Share capital consideration by non-controlling shareholders	700	-
- Advance to H & I unrelated shareholder (a)	152,149	-
- others (net of allowance for doubtful accounts of nil and $757,576) (b)	49,830	66,216
	$258,790	$109,519

(a)
As per the Joint Venture Agreement entered in 2011, a $150,000 loan has been provided by the Company to Intact Medical Corporation; ("Intact") a shareholder of H & I which was unsecured and non-interest bearing.  The year ended balance was $152,149 including the exchange difference of $2,149 as of December 31, 2011.  This loan shall repaid out of the Intact's distribution from H & I.

(b)
A balance of $757,576 has been provided as allowance for doubtful accounts) as of December 31, 2010 for the other receivable which represented the advance provided to Jiancheng previously has then been reversed in 2011 when the Company set off the accounts receivable and other receivable with Jiancheng by acquiring its operating right and equipment.

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consisted of the following:

	December 31, 2011	December 31, 2010
		(Restated)

Buildings and building improvements	$2,689,823	$2,565,072
Production equipment	1,234,721	702,900
Medical radiotherapy equipment	1,433,487	-
Furniture, fixture and office equipment	394,159	422,616
Construction in progress	55,757	-
Motor vehicles	129,876	193,750
	5,937,823	3,884,338
Less: Accumulated depreciation	(1,834,639)	(1,464,990)
	$4,103,184	$2,419,348

For the year ended December 31, 2011 and 2010, depreciation expenses were $401,480 and $249,185, respectively.

During the year ended December 31, 2011, a loss on write off of fixed assets of $28,428 was recorded for the office equipment acquired from Portola Medical Inc. in 2010.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 10 - LAND USE RIGHT

Land use right represents prepaid lease payments to the Local Government for land use right held for a period of 50 years from January 20, 2009 to December 26, 2058 in Wuhan, PRC. Land use right is amortized using the straight-line method over the lease term of 50 years. The amortization expense for the year ended December 31, 2011 and 2010 were $20,304 and $19,364, respectively.

NOTE 11 – INTANGIBLE ASSETS

Intangible net assets consisted of the following:

	Balance at			Foreign	Balance at
	December 31, 2010	Addition	Amortization expense	currency Trans. adj.	Decmber 31, 2011
	(Restated)
Amortized intangible assets:
Patent technology in Shenzhen Hyper (a)	$718,452	-	$(87,380)	$32,809	$663,881
Patent technology in Portola Medical, Inc.(b)	243,750	-	(12,500)	-	231,250
Operating rights( c)	-	7,146,249	(697,416)	(17,020)	6,431,813
Huiheng logos (d)	-	142,996	(12,342)	(302)	130,352
	$962,202	$7,289,245	$(809,638)	$15,487	$7,457,296

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

(c)
Operating rights represents the contractual rights of receiving net income from four medical centers which utilize the medical accelerator systems owned by Changdu Huiheng, which have been acquired from Jiancheng on March 30, 2011. The operating rights were acquired from its major customer and are amortized over contractual periods ranging from 7 to 10 years by straight-line method.

(d)
Huiheng logos represent the intangible assets acquired in May, 2011 and approved in December 2011. The logos were acquired from Shenzhen Huiheng Industrial Company Limited for a total of RMB 900,000 and are amortized over contractual periods ranging from 6 to 7 years by straight-line method.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 11 – INTANGIBLE ASSETS (…/Cont’d)

For the year ended December 31, 2011 and 2010, amortization expenses amounted to $809,638 and $89,585, respectively. The expected amortization which was based on the closing rate as of December 31, 2011 for the next five years and thereafter is as follows:

	Patent technology in Portola Medical, Inc.	Patent technology in Shenzhen Hyper	Operating rights in Changdu Huiheng	Huiheng logos	Total
For the year ended
December 31,
2013	$12,500	$89,512	$857,324	$21,675	$981,011
2014	12,500	89,512	857,324	21,675	981,011
2015	12,500	89,512	857,324	21,675	981,011
2016	12,500	89,512	857,324	21,675	981,011
2017	12,500	89,512	857,324	21,675	981,011
Thereafter	168,750	216,321	2,145,193	21,977	2,552,241
Total	$231,250	$663,881	$6,431,813	$130,352	$7,457,296

NOTE 12 – ACCRUED LIABILITIES AND OTHER PAYABLES

At December 31, 2011 and 2010, accrued liabilities and other payables consisted of the following:

	December 31, 2011	December 31, 2010
		(Restated)

Accrued expenses - operating	$486,005	$311,342
Accrued payroll and welfare	176,010	181,255
Value added tax, other taxes payable and surcharges	848,986	1,170,646
Customer deposits	884,289	76,983
	$2,395,290	$1,740,226

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 13 – NON-CONTROLLING INTEREST

Non-controlling interest included in the Company’s balance sheets as of December 31, 2011 and December 31, 2010 represents 25% of equity interest in Shenzhen Hyper and 35% of equity interest in H & I Medical China Limited.

The changes in non-controlling interest from the beginning of the year till the end of the year were as follows:

	December 31, 2011	December 31, 2010
		(Restated)

Balance at beginning of year	$928,427	$1,111,027
Effect for the current year
- Net loss	(287,573)	(215,574)
- Foreign currency translation gain	38,161	32,974
Contribution from non-controlling shareholders of
H & I Medical China Limited	700	-
Balance at end of year	$679,715	$928,427

NOTE 14 – DUE TO RELATED PARTIES

A summary of related party payables at December 31, 2011 and 2010 is as follows:

	December 31, 2011	December 31, 2010
		(Restated)

Due to a former shareholder of Allied Moral (a)	$26,641	$25,405
Hui Xiaobing (Director of the Company) (b)	377,110	359,620
	$403,751	$385,025

(a)	Pursuant to the 2007 share redemption as well as advances related to the acquisition of Changdu Huiheng.

(b)	In June 2010, for acquiring the new subsidiary, Portola Medical Inc, Hui Xiaobing paid the consideration and related expense on behalf of the Company.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 15 – STOCKHOLDERS' EQUITY

The Company has authorized 74,000,000 shares of Common stock for issuance. Prior to the share exchange in 2007, Mill Basin had 10,150,000 shares of its common stock outstanding. In contemplation of the share exchange, Mill Basin shareholders contributed 9,700,000 common shares to treasury, resulting in 450,000 shares of Mill Basin's common stock outstanding immediately prior to the share exchange. As of December 30, 2011, 23,828,637 shares were issued of which 9,700,000 are deemed treasury shares contributed from Mill Basin's shareholders, and 14,128,637 shares outstanding. As of December 30, 2010, 23,730,637 shares were issued of which 9,700,000 are deemed treasury shares contributed from Mill Basin's shareholders, and 14,030,637 shares outstanding.

The Company has authorized 1,000,000 shares of Preferred stock, with 300,000 shares designated as Series A convertible preferred stock. As of December 31, 2011 and 2010, 202,057 shares and 211,390 shares were issued and outstanding with a liquidation preference of $7,577,138 and $7,927,125 respectively.

Series A Conversion

There were conversions of 9,333 Series A Preferred stock into common stock of 98,036 at a rate of 1 share Series A Preferred stock to 10.5042 shares common stock during the year ended December 31, 2011.  The 202,057 shares of Series A Preferred Stock outstanding will convert into into 2,122,447 shares of common stock in the aggregate.

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

As of December 31, 2011, the Company established and segregated its retained earnings and the amount for the Statutory Surplus Reserve of $2,157,046.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 16 – SEGMENT REPORTING

The Company has three reportable segments: products, services and operating rights.

The following table presents information about the Company's operating segments for the year ended December 31, 2011 and 2010:

	For the Year ended
	December 31
	2011	2010
		(Restated)
Revenues:
Products	$861,660	$2,465,337
Services	6,433,560	6,171,236
Operating rights	586,050	-
	$7,881,270	$8,636,573

	For the Year ended
	December 31
	2011	2010
		(Restated)
Operating income:
Products	$313,967	$801,603
Less: Deferred gross profit on current year’s sales	(389,775)	(801,603)
Add: Gross profit realized from prior years’ sales	2,214,598	1,421,317
	2,138,790	1,421,317

Services	5,761,958	5,541,447
Operating rights	(261,575)	-
Others	-	182,902
	7,639,173	7,145,666
Corporate expenses	(4,664,853)	(3,810,178)
Operating income	$2,974,320	$3,335,488

	December 31, 2011	December 31, 2010
		(Restated)
Total assets:
Products, Services and Corporate	$23,343,500	$25,084,669
Operating rights	7,854,422	-
	$31,197,922	$25,084,669

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 17 – OTHER INCOME

The following table presents information about the Company's other income for the year ended December 31, 2011 and 2010:

	For the Year ended December 31,
	2011	2010
		(Restated)

Government subsidy	$685,513	$42,029
Others	6,235	108,923
	$691,748	$150,952

Government subsidy represents the financial support from the local Provincial Finance Bureau.

NOTE 18 – INCOME TAXES

Huiheng Medical, Inc. is a non-operating holding company. All of the Company’s income before income taxes and related tax expenses are from PRC sources. The Company's PRC subsidiaries file income tax returns under the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws.

Income tax expense for the years ended December 31, 2011 and 2010 amounted to $737,456 and $796,213, respectively.

As Changdu Huiheng, Huiheng’s subsidiary, is located in the western area in the PRC and is within the industry specified by relevant laws and regulations of the PRC, the tax rate applicable to Changdu Huiheng is 15% since 2010.

Wuhan Kangqiao is a high-tech enterprise with operations in an economic-technological development area in the PRC. Therefore, the applicable tax rate is 25%.

Shenzhen Hyper is a high-tech manufacturing company located in the Shenzhen special economic region. Therefore, the applicable tax rate is also 15% since 2010. According to local tax regulation, Shenzhen Hyper is entitled to a tax-free period for the first two years, commencing from the first profit-making year and a 50% reduction in income tax rate for the next six years until year 2015. Shenzhen Hyper began the first year of its tax-free period in 2008. Shenzhen Hyper has been suffering tax loss over the past years therefore has not entitled the tax-free years.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 18 – INCOME TAXES (…/Cont’d)

A reconciliation of the expected income tax expense to the actual income tax expense for years ended December 31, 2011 and 2010 are as follows:

	For the Year ended December 31,
	2011	2010
		(Restated)

Income before income taxes	$4,926,374	$3,376,519

Expected PRC income tax expense at statutory tax rate of 25%	1,231,593	844,130
Non-deductible expenses	588,105	480,285
Non-taxable income	(174,858)	-
Tax effect arisen on recognizing revenue under cost recovery method	(450,207)	(154,929)
Income tax exempted	(451,177)	(373,273)
Income tax expense	$743,456	$796,213

The Company’s effective income tax rate is 15.0% and 23.6% for the years ended on December 31, 2011 and 2010, respectively.

The PRC tax system is subject to substantial uncertainties and has been subject to recently enacted changes. The interpretation and enforcement of which are also uncertain. The Company remains open to examination by the major jurisdictions to which the Company is subject to, in this case, the PRC tax authorities.

No deferred tax liability has been provided as the amount is deemed immaterial.

The Company is not aware of any unrecorded tax liability which would impact the Company's financial position or its results of operations as of December 31, 2011.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 19 – CONCENTRATION OF CREDIT RISK

Customers' concentrations

Customers accounting for 10% or more of the Company's net revenue for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Customer A	61%	67%

Customer B	29%	23%

Two customers accounted for 90% of revenue for both of the years 2011 and 2010. These customers also accounted for 100% of accounts receivable as of December 31, 2011 and 2010. As a result, a termination in relationship with or a reduction in orders from any of these customers could have a material impact on the Company’s results of operations and financial condition.

Except as disclosed above, no other single customer accounted for 10% or more of the Company's net revenue for the years ended December 31, 2011 and 2010.

Other credit risks

As of December 31, 2011, all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which were insured or collateralized. However, management believes those financial institutions are of high credit quality and has assessed the loss arising from the non-insured cash and cash equivalents from those financial institutions to be immaterial to the consolidated financial statements. Therefore, no loss in respect of the cash and cash equivalent were recognized as of December 31, 2011.

HUIHENG MEDICAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN US DOLLARS)

NOTE 20 - COMMITMENTS AND CONTINGENCY

Operating lease commitments

As of December 31, 2011, the total future minimum lease payments under non-cancellable operating leases in respect of premises, which were based on the closing rate as of December 31, 2011, are as follows:

For the year ended
December 31,
2012	$305,057
2013	305,057
2014	305,057
2015	305,057
Thereafter	3,304,789
TOTAL	$4,525,017

Incentive share and after-tax targets

As an additional payment under the Allied Moral Holdings Securities Exchange Agreement, the previous holders of common stock of Allied Moral Holdings would be issued, on an all or none basis, 309,525 shares of common stock each year over three years (up to an aggregate of 928,575 shares of common stock), if on a consolidated basis, the Company has after-tax profits in the following amounts for the indicated periods:

Years Ending December 31,	After-tax Profit in USD
2009	18,500,000
2010	26,200,000
2011	34,060,000

The after-tax profit goals were not achieved for the years ended December 31, 2011, 2010 and 2009.  Therefore, no additional shares of common stock were issued pursuant to the Securities Exchange Agreement.

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

As of December 31, 2011 and 2010, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except as separately disclosed in the Company’s Consolidated Financial Statements, if any.

CONDENSED BALANCE SHEETS
	December 31, 2011	December 31, 2010
		(Restated)
ASSETS

Investments in subsidiaries	$26,485,673	$20,814,316
Total Assets	$26,485,673	$20,814,316

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued liabilities and other payables	$116,500	$96,000
Total Current Liabilities	116,500	96,000

STOCKHOLDERS' EQUITY:
Total Stockholders' Equity	26,369,173	20,718,316
Total Liabilities and Stockholders' Equity	$26,485,673	$20,814,316

CONDENSED STATEMENT OF INCOME	For Year ended December 31,
	2011	2010
		(Restated)

General and administrative expenses	$(558,134)	$(530,488)
Equity in income of subsidiaries	5,034,625	3,326,368
Net income	$4,476,491	$2,795,880